Form 10QSB
period 2003-03-31
ILLINOIS RIVER ENERGY LLC
filed 2003-05-15
CIK 1170454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-96977

ILLINOIS RIVER ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Delaware	30-0044341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Seventh Street, Suite110 Rochelle, IL 61068
(Address of principal executive offices)

(815) 561-0650
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 10, 2003, there were 1,313,000 Class A Units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes    ☒  No

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ILLINOIS RIVER ENERGY, LLC
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)	Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,087	$30,914
Prepaid insurance	1,282	$3,208
Other receivables	55,670	0

Total Current Assets	$83,039	$34,122

PROPERTY AND EQUIPMENT
Office equipment	$20,807	$20,807
Accumulated depreciation	(2,610)	(1,570)

Net Property and Equipment	$18,197	$19,237

OTHER ASSETS
Deposits and deferred land costs	$21,000	$20,000
Deferred offering costs	283,292	218,078

Total Other Assets	$304,292	$238,078

TOTAL ASSETS	$405,528	$291,437

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$468,582	$317,618
Note payable	50,000	0
Current maturities of capital lease obligation	1,067	1,030

Total Current Liabilities	$519,649	$318,648

LONG-TERM DEBT, Less Current Maturities	5,335	5,616

MEMBERS’ EQUITY (DEFICIT)
Member contributions, net of costs related to capital contributions	$568,476	$562,976
Deficit accumulated during development stage	(687,932)	(595,803)

Total Members’ Equity (Deficit)	$(119,456)	$(32,827)

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$405,528	$291,437

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended March 31,		Date of Inception (February 20, 2002) to
	2003	2002	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$0	$0	$0

OPERATING EXPENSES
Consulting fees	$2,103	$150,000	$152,103
Legal fees	18,716	500	125,712
Accounting fees	27,294	0	81,175

Project coordinator	20,750	6,750	88,250
Construction contract	0	0	89,904
Site engineering	0	0	14,498

Office	17,005	1,102	50,491
Advertising and meetings	6,985	0	12,042
Insurance expense	1,926	0	7,418

Management expense	34,523	60	118,720
Miscellaneous	60	0	5,617
Depreciation	1,040	0	2,610
Travel and mileage	1,890	56	1,890
Total Operating Expenses	$132,292	$158,468	$750,430

OPERATING LOSS	$(132,292)	$(158,468)	$(750,430)

OTHER INCOME
Grant income	$40,000	$0	$60,000
Other income	163	0	2,498
Total Other Income	$40,163	$0	$62,498

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(92,129)	$(158,468)	$(687,932)

Weighted average units outstanding	1,313,000	842,026	1,267,535

Loss per unit	$(0.07)	$(0.19)	$(0.54)

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Quarter Ended March 31,		Date of Inception (February 20, 2002) to
	2003	2002	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

MEMBERS’ EQUITY (DEFICIT) - BEGINNING OF PERIOD	$(32,827)	$0	$0

Founders’ member contributions, February 26, 2002, for 264,000 units	0	67,000	67,000

Seed investors’ member contributions, March 8, 2002, for 1,049,000 units	0	524,500	524,500

Costs related to capital contributions	0	(23,024)	(23,024)

Member units subscribed	5,500	(5,500)	0

Deficit accumulated during development stage	(92,129)	(158,468)	(687,932)

MEMBERS’ EQUITY (DEFICIT) - END OF PERIOD	$(119,456)	$404,508	$(119,456)

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,		Date of Inception (February 20, 2002) to
	2003	2002	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Deficit accumulated during development stage	$(92,129)	$(158,468)	$(687,932)
Adjustments to reconcile deficit accumulated during development stage to net cash provided by operating activities:
Depreciation	1,040	56	2,610

(Increase) decrease in:
Prepaid insurance	1,926	0	(1,282)
Other current receivables	(55,670)	0	(55,670)

Increase (decrease) in:
Accounts payable	118,956	0	297,120

Net Cash Used By Operating Activities	$(25,877)	$(158,412)	$(445,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for equipment	$0	$(3,651)	$(13,700)
Deposits and deferred land costs	(1,000)	0	(21,000)

Net Cash Used By Investing Activities	$(1,000)	$(3,651)	$(34,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under note payable	$50,000	$0	$50,000
Capital lease obligation payments	(244)	0	(705)
Payments for the costs of raising capital	(33,206)	0	(134,854)
Receipt of member contributions	5,500	586,000	591,500

Net Cash Provided By Financing Activities	$22,050	$586,000	$505,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(4,827)	$423,937	$26,087

CASH AND CASH EQUIVALENTS - beginning of period	30,914	0	0

CASH AND CASH EQUIVALENTS - end of period	$26,087	$423,937	$26,087

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Office equipment financed with capital lease	$0	$0	$7,107
Member units subscribed	$0	$5,500	$0
Offering costs in accounts payable	$171,462	$23,024	$171,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$233	$0	$408

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

March 31, 2003

The statements included herein have been prepared by Illinois River Energy, LLC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these financial statements consist only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the Company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-96977).

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Illinois River Energy, LLC (a Delaware Limited Liability Company) to be located near Rochelle, Illinois, was organized to pool investors and to provide a corn supply initially for a 50 million gallon per year ethanol plant, with the intent to consider expanding capacity shortly after the start-up of the initial plant.  As of March 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and project feasibility activities.  Preliminary design preparation began in late 2002.

Fiscal Reporting Period

The Company has adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its accounts primarily at two financial institutions.  At times, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated fair value.  Depreciation is provided over the estimated useful lives by use of the straight-line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present values of capital lease obligations are classified as long-term debt and the related assets are included in equipment.  Amortization of equipment under capital leases is included in depreciation expense.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

Income Taxes

The Company is treated as a partnership for Federal and state income tax purposes and does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the depreciable asset upon complying with the conditions of the grant.

Financial Instruments

Financial instruments consisting of cash and equivalents and a capital lease obligation are carried at amounts that approximate fair value.

2.  DEVELOPMENT STAGE ENTERPRISE

The Company was formed February 20, 2002 to have a perpetual life.  The Company was initially capitalized by contributions from its founding members and later by seed capital investors.  The four founding members contributed $67,000 for 264,000 units.  Seed capital investors contributed $524,500 for 1,049,000 units.

Income and losses are allocated to all members based upon their respective percentage of total units held.  See Note 4 for further discussion of members’ equity.

As shown in the accompanying financial statements, the Company incurred a net loss of $92,129 and $158,468 during the periods ended March 31, 2003 and 2002, respectively.  As of March 31, 2003, current liabilities substantially exceed current assets and total liabilities exceed total assets. Management has developed a plan, which was adopted by the Board of Managers on March 21, 2003, to defer certain accounts payable until after offering proceeds have been raised and to obtain short term financing by issuing promissory notes with warrants to certain existing members totaling approximately $125,000.

The notes will bear interest at the prime rate plus 4% and contain a warrant to purchase one unit per $1 of principal lent to the Company at $1 per unit for five years from the date of issuance.  The notes will be due upon completion of the sale of the minimum amount of units, $25,000,000, as described in Note 4 and securing a debt commitment, or if the Company is unable to close on the minimum amount of units, one year from the date of issuance.  Management believes this short-term bridge financing will be adequate to meet the Company’s current obligations as they continue to raise equity financing and seek a debt commitment.  The ability of the Company to continue as a going concern is dependent on the execution and success of this plan and a successful offering.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  NOTE PAYABLE

As of March 31, 2003, the Company issued a $50,000 promissory note, due on demand, to one of its members who is also on the Board of Managers.  The parties intend to convert this note as part of the bridge financing, with terms consistent with the bridge financing, as discussed above.

4.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have Class A and Class B units and is authorized to issue up to an aggregate of 75,000,000 units.  The Company has designated 20,000,000 units as Class B units with the remaining 55,000,000 units designated as Class A units.  The Class B members must own a minimum of one million (1,000,000) Class B units while the Class A members must own a minimum of five thousand (5,000) Class A units.

On January 10, 2003 the Company’s Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission (SEC) for up to 20,000,000 Class B units and up to 45,000,000 Class A units less the number of Class B units sold.  Both Class A and B units are available for sale at $1 per unit. Should the Company not raise the minimum of $25,000,000 through this offering by June 30, 2003, subject to extension to December 31, 2003, the capital raised through the offering will be returned to the respective investors. Should the Company raise the minimum of $25,000,000 through the offering, but not yet obtain a commitment letter for debt financing from a lender, 10% of the subscription proceeds will be released to the Company to purchase the land and begin plant construction activities.  Thereafter, should the debt commitment not be obtained, the remaining subscription proceeds raised through the offering will be returned to the respective investors.  As of March 31, 2003, the Company has received subscriptions for 1,983,000 Class A units.  The proceeds from those subscriptions, however, are held in escrow and include certain rescission rights.  The Company has not received any subscriptions for Class B units.

5.  RELATED PARTY TRANSACTIONS

At March 31, 2003, the Company included in accounts payable $3,875 owed to the project coordinator and $90,000 owed to the board of managers for administrative per diem expenses, who are also investors in the Company. For the three month period ended March 31, 2003, the Company had incurred $20,750 of project coordinator fees, which were paid to an investor of the Company.

6.  COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with a member to perform consulting services for $6,750 a month, which expired on February 28, 2003.  The agreement was renewed until August 31, 2003 for $7,250 a month.  The member will act as the project coordinator and be responsible for the coordination of the completion of the proposed ethanol plant.

The Company entered into an agreement with a consulting firm to perform project services including project financing, facility design and construction, and initial plant operations.  The agreement required a nonrefundable fee of $110,000 and provides for additional fees based on the total project capitalization.  An aggregate of 3.25% of the total project capitalization is due upon successful completion of the offering, construction and production of ethanol.  An additional 0.75% of total project capitalization is due upon successful production of ethanol meeting defined specifications and guarantees.  This 0.75% will be paid in nine monthly installments.  The agreement expires nine months after the production of ethanol and plant operations meet the planned specifications.

The Company entered into an agency agreement and financial services agreement with a financial institution to act as selling agent to offer and sell the units and to help the Company place the debt financing, which includes assisting and advising the Company in developing and implementing a financing strategy and evaluating financing options.  These agreements require a total nonrefundable fee of $40,000 and provide for additional fees based on the total project capitalization and equity investment.  A fee of 1.50% of the total equity financing of the project is due upon the release of offering proceeds from escrow and a fee of 1.75% of the total project capitalization is due at the financial close.  An additional .25% of the total project capitalization is due upon successful commissioning of the plant and production of ethanol meeting defined specifications and guarantees and is payable in nine monthly installments.  Total project capitalization is estimated at $68 million, excluding certain site improvements, which the Company expects to be provided by the City of Rochelle.  On March 25, 2003, management entered into a termination agreement with the financial institution and entered into new agreements on similar terms with another party.  A receivable balance of $55,670 is due from this financial institution as of March 31, 2003 for reimbursement of certain expenditures incurred by the Company.  Management does not anticipate any additional cost or commitments due to the change.

The Company entered into a finder’s fee agreement with a cooperative association to provide a list of members of the cooperative and an introduction to its affiliates as potential investors in the Company. The agreement requires an initial payment of 4.00% of any investment made by a member of the cooperative due upon successful completion of the offering.  This payment may be made in the form of units in lieu of cash at the option of the cooperative.  In addition, the agreement requires an annual fee of 0.80% for five years based on the aggregate amount invested by the cooperatives’ members.  This amount is capped at $50,000 annually.  The agreement is terminable upon 90 days notice by either the Company or the cooperative.

The Company signed a design-build agreement with an engineer and general contractor to construct a plant for a fixed lump sum amount of $53.5 million.  Plant construction is contingent on securing financing for the project.

The Company entered into two option agreements for two adjacent parcels of land.  The first option agreement is for a forty-eight acre parcel for which the Company made a payment of $10,000.  This option, if exercised, allows the Company to purchase the land for $14,500 per acre. The second option agreement is for a thirty-eight acre parcel for which the Company made a payment of $10,000.  This option, if exercised, allows the Company to purchase the land for $20,000 per acre.  Both options expire on July 4, 2003.  The Company considers these parcels of land as a viable site for its ethanol plant.  The costs of these options are included in deposits and deferred land costs on the balance sheet.  The option payments are nonrefundable, but will be applied towards the purchase of the land for the respective sites if the options are exercised.  If these options expire before they are exercised, the costs will be expensed at that time.

The Company has had preliminary discussions with the City of Rochelle, Illinois and expects to receive a commitment from the city to assist with the construction and improvement of the transportation and other infrastructure to the plant.

7.  SUBSEQUENT EVENT

In April 2003 the Company entered into a land exchange agreement with an unrelated third party.  The Company will exchange the land it has under option agreements for approximately 81 acres of land the other party has under option agreements.  The exchange agreement is subject to a 30 day inspection period and either party may terminate the agreement if not satisfied with the physical condition of the other party’s land.  The exchange agreement is also conditioned on, among other things, each party executing an annexation agreement relating to its respective site with the City of Rochelle by June 30, 2003, subject to the review and approval of the other party.  If the Company closes on the exchange agreement, it will also receive a $630,000 payment to cover certain costs relating to site infrastructure and development it has already incurred on the land it has under option or will incur on the land it would receive pursuant to the exchange.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-96977) and appearing elsewhere in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in development stage. We plan to build a corn-based ethanol processing facility that will produce ethanol, distillers grains and carbon dioxide. We plan to build our ethanol plant near Rochelle, Illinois and process approximately 17,800,000 bushels of corn per year into 50,000,000 gallons of denatured fuel grade ethanol, which we intend to sell throughout the nation. We also intend to produce approximately 120,000 tons of carbon dioxide and approximately 160,000 tons of distillers grains per year.

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-96977), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which originally became effective on January 10, 2003, for an initial public offering of an aggregate minimum of 25,000,000 and an aggregate maximum of 45,000,000 Class A and Class B Units (the “Offering”).  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement that was originally declared effective.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on May 8, 2003.

Depending on the amount of equity we raise in the Offering, we expect that the project will cost a total of approximately $67,000,000 to $68,000,000, assuming we receive certain site improvements from the City of Rochelle and, if we close on the exchange agreement (described below), DP Industrial, LLC.  We have raised $591,500 in seed capital and plan to raise a minimum of $25,000,000 and a maximum of $45,000,000 in equity capital pursuant to the Offering, obtain certain site improvements and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount we raise in the Offering and whether we receive the grants we intend to pursue or the anticipated site improvements. We will close on the entire Offering when we raise the minimum amount offered and secure an executed commitment letter from a lender for our debt financing. However, an executed commitment letter is not a binding loan agreement. If we obtain an executed commitment letter, but the lender later declines the loan, then we will seek debt financing from other lenders. We have no agreement with any lender for the debt financing that we need.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to liquidate our assets and abandon our business.

We expect that it will take at least 13 months from the date we close the offering to construct the ethanol plant and commence start-up operations. If we raise the maximum amount offered, we intend to consider expanding the ethanol plant shortly after plant start-up. We do not intend to establish an internal sales organization to market our products and plan to sell our ethanol and distillers grains to third party distributors. We also plan to sell our carbon dioxide to a third party processor who may build a processing facility next to our ethanol plant. We have no agreement with any party to sell any of our expected products. We plan to pay commissions or fees to distributors to market and sell our products. We intend to hire staff only for the direct operations of our ethanol business.

We plan to use the calendar year as our fiscal year.

Size of Ethanol Plant

We intend to build a 50,000,000 gallon per year ethanol plant near Rochelle, Illinois. We intend to build an ethanol plant with a higher building height to accommodate an additional level in the main pipe rack for expansion purposes. If we raise the maximum amount offered, we intend to consider expanding the ethanol plant shortly after plant start-up. This is in part to maximize the payments potentially available to us under the Commodity Credit Corporation (CCC) Bioenergy Program. As described below, expanding production over several fiscal years of this program could generate additional payments to us under the program. While we intend to consider pursuing this expansion strategy if we raise the maximum amount offered in the Offering, we currently have no agreements for the expansion of the ethanol plant.

Whether we expand the ethanol plant is contingent upon numerous factors, including, among others, financing, the condition of the ethanol and distillers grains markets in general, environmental and other regulatory requirements, general economic conditions, increased cost of operation and our financial performance and condition. The board of managers will determine, in their sole discretion, whether we expand the ethanol plant. Although we intend to consider expanding the ethanol plant if we raise the maximum amount offered, we cannot assure you that we will ever be in a position to expand the ethanol plant.

One reason we are planning to build a 50,000,000 gallon per year ethanol plant and considering expanding its production capacity following plant start-up, rather than initially constructing an expanded size plant is to take full advantage of the payments available under the CCC Bioenergy Program. The CCC Bioenergy Program makes payments of up to $7,500,000 per year through fiscal year 2006 (September 30, 2006) to eligible ethanol producers for increases in their production of ethanol over their prior year’s production. New production is eligible and is considered increased production. Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any one fiscal year exceed the maximum annual funding of $150,000,000 authorized by Congress. In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).

Under the program, ethanol producers may receive payments based upon the producer’s increased production during a fiscal year that exceeds the producer’s production during the prior fiscal year. For example, a producer that produces 30,000,000 gallons of ethanol this fiscal year, but produced only 20,000,000 gallons last fiscal year is entitled to payment for one bushel of corn for every 2.5 bushels of corn used to produce 10,000,000 gallons of ethanol, which represents this fiscal year’s increased production over the prior fiscal year’s production. Under the Program, which assumes that 1 bushel of corn produces 2.5 gallons of ethanol, the ethanol producer would be entitled to receive reimbursement for 1 bushel of corn for every 2.5 bushels used for the increased ethanol production. The reimbursement drops to 1 bushel of corn for every 3.5 bushels used if the producer’s annual production capacity is equal to or more than 65,000,000 gallons. The per bushel value for reimbursement purposes is determined by the CCC in accordance with established terminal market prices announced daily by the Kansas City Commodity Office, adjusted by the county average differential for the county in which the ethanol plant is located and the applicable quality factors determined by the CCC. If there is no established terminal market price, then the CCC will set the price.

Based on the program’s formula for calculating payments, we estimate that we would reach the $7,500,000 maximum per fiscal year cap with approximately 21,000,000 gallons of increased production. We arrived at this number by dividing 21,000,000 gallons by 2.5 to determine the number of bushels of corn used to generate the increased production. We then divided the number of bushels of corn (8,400,000 bushels) by 2.5 to arrive at the qualified number of bushels subject to reimbursement. Assuming that the price of corn is $2.26 per bushel, we estimate that for 21,000,000 gallons of increased production, we would be entitled to receive the $7,500,000 maximum per fiscal year payment under the program. This means that a ramp-up of production that straddles over several of the program’s fiscal years could result in higher aggregate payments under the program as compared to having all increased production occurring within a single fiscal year.

In addition, there is a Federal Small Producer Credit that provides a 10¢ per gallon tax credit for the first 15,000,000 gallons of ethanol produced annually. The tax credit is currently available only to producers with an annual capacity of 30,000,000 gallons or less and is scheduled to expire on December 31, 2007. Therefore, under current legislation, our proposed ethanol plant would not be eligible for the tax credit. However, legislation has been introduced which, in its current form, would renew the tax credit and extend the benefits to ethanol plants with up to 60,000,000 gallons of annual capacity. We cannot assure you that the legislation will pass. Ethanol producers that qualify can deduct the credit from their federal income tax annually. However, the credit is considered taxable income and taxes must be paid on the amount credited.

Site Selection and Project Analysis

We intend to build the ethanol plant near Rochelle, Illinois. We selected the Rochelle, Illinois area based upon a number of factors, including the availability and cost of corn, natural gas, water supply and electric service, transportation costs, permitting requirements, and proximity to certain ethanol markets. However, we may modify or change the location of the ethanol plant if we cannot obtain the necessary permits, approvals, utility and other services, or cannot obtain them at reasonable cost. We believe that the Rochelle, Illinois area has several favorable attributes for locating a large scale ethanol plant, including:

•                  An abundant corn supply, because according to the Illinois Agricultural Statistics Supplement 2001, in the year 2001, approximately 669,000,000 bushels of corn were grown within a 100-mile radius of Rochelle, Illinois;

•                  Favorable transportation logistics because Rochelle, Illinois is close to the Chicago/Milwaukee area, one of the largest ethanol markets in the United States;

•                  Favorable rail costs because the City of Rochelle is situated on an intersection of Burlington Northern Railroad Company’s and Union Pacific Railroad Company’s mainline rail systems. In addition, we can use the City of Rochelle’s short line rail system that connects into Burlington Northern’s and Union Pacific’s main rail line without any switching fees;

•                  Close proximity to the intermodal facility for rail and truck, which should bring significant truck traffic to the area and allow us to pick and choose from among many possible subcontractors to haul our products;

•                  The availability of city run utilities that provides readily usable water and electricity at substantial savings as compared to other Illinois sites we considered; and

•                  The Greater Rochelle Economic Development Authority’s assistance with certain site improvements and its willingness to assist us with applying for grants for which we may be eligible.

We have executed options with unaffiliated private landowners to purchase an 86 acre site near Rochelle, Illinois for approximately $1,468,000. We paid an aggregate option fee of $20,000 for the options, which will be credited against the purchase price if we exercise the options. If we do not exercise the options, then we will forfeit the $20,000 option fee. The options expire on July 4, 2003. We have begun preliminary site investigation work, and have completed the following:

•                  Boundary Survey

•                  Topography Map

•                  Preliminary Test Pit Investigation

•                  Preliminary Site Layout

•                  Soil Borings

We have also completed a Phase I Environmental Site Assessment of the 86 acre site, which revealed no evidence of recognized environmental conditions on the site. We have also determined that no endangered species exist on the site and have prepared a location issues report.

In the alternative, we may build the ethanol plant on an 81 acre site located near Rochelle, Illinois, approximately half a mile south of the 86 acre site. A Phase I Environmental Site Assessment of the 81 acre site has been completed and revealed no recognized environmental conditions on the site.

To secure the 81 acre site, we have entered into an agreement with DP Industrial, LLC, an unaffiliated third party, under which we would exchange the 86 acre site for the 81 acre site immediately after purchasing the 86 acre site. When considering entering into the exchange agreement, our board of managers considered, among other things, the following:

•                  Anticipated building conditions on the two sites, which we expect will be more favorable at the 81 acre site because of lower water tables and better overall drainage;

•                  The location of the two sites, both of which are located on and have access to the same rail and highway transportation systems;

•                  The availability of utilities at the two sites, both of which have access to the same gas, electric and other utility services; and

•                  Our belief that moving the ethanol plant to the 81 acre site will not change the timing, requirements or consideration of our air pollution construction permit application.

Upon executing the exchange agreement, we received a non-refundable $30,000 payment from DP Industrial to cover a portion of our costs relating to site infrastructure and development. In addition, when we close on the exchange agreement, DP Industrial will, among other things, provide us with the following:

•                  An additional $630,000 payment to cover other costs relating to site infrastructure and development that we have already performed on the 86 acre site or will perform on the 81 acre site;

•                  Construction of water and sewer extensions and road improvements to the 81 acre site at no cost to us; and

•                  Paying the first $75,000 of the incremental cost to build a 125 foot exhaust stack rather than a 73 foot exhaust stack, and 50% of all incremental costs over $75,000, up to an aggregate maximum payment of $150,000.

Under the exchange agreement, each party has 30 days to complete its environmental and site investigations, and may terminate the agreement if not satisfied with the physical condition of the site for any reason. The exchange is also conditioned on each party executing an annexation agreement relating to its respective site with the City of Rochelle by June 30, 2003, subject to the review and approval of the other party. We expect that the annexation agreement relating to the 81 acre site will require the City of Rochelle to extend rail to that site similar to its undertaking with respect to the 86 acre site, as described in our letter of understanding with the City. The exchange is also conditioned on each party being satisfied with the condition of ownership of the other party’s site. If we purchase the 86 acre site but do not close on the exchange agreement, we intend to proceed with the project and construct the ethanol plant on the 86 acre site.

When considering the development of our ethanol plant and selecting a site, the key criteria that we examined were:

•                  The total cost of the project;

•                  The regional price of ethanol, distillers grains and carbon dioxide;

•                  Production costs;

•                  General and administrative expenses; and

•                  Interest expenses.

Based on our preliminary design-build agreement with Lurgi PSI, we estimate that our proposed ethanol plant, once constructed, will process approximately 17,800,000 bushels of corn into approximately 50,000,000 gallons of ethanol, 160,000 tons of distillers grains and 120,000 tons of raw carbon dioxide annually. We currently estimate that total project costs will be approximately $67,000,000 to $68,000,000, or $1.34 to $1.36 per gallon of estimated annual ethanol production, assuming we receive certain site improvements from the City of Rochelle and, if we close on the exchange agreement, DP Industrial. We have entered into a preliminary design-build agreement with Lurgi PSI to construct the ethanol plant for a fixed lump sum price of $53,500,000, which translates into an ethanol plant construction cost of $1.07 per gallon of estimated annual ethanol production.

According to Oil Price Information Service, the average price of ethanol over the past five years in Illinois, Minnesota and Colorado was approximately $1.25 per gallon. According to the Commodity Services Corporation, the average FOB Chicago price of distillers grains over the past five years was approximately $96 per ton, excluding commissions. We believed that these historical prices were reasonable and warranted our moving forward on the project. However, we cannot assure you that we will receive these prices for our products or that we will be able to operate profitably.  Based upon our preliminary discussions with several carbon dioxide processors, we also believe that we can sell about half of the raw carbon dioxide that we produce (or 60,000 tons annually).

Controlling costs is fundamental to the success of any ethanol plant. We expect that corn will be the principal cost of our revenue. Based on the process guarantees of our preliminary design-build agreement, we will need to process approximately 17,800,000 bushels of corn annually. According to John Stewart and Associates, the average price of corn in the Rochelle, Illinois area from 1992 through 2001, excluding the highest and lowest annual corn prices, is approximately $2.23 per bushel. Based on these averages, we believe that our cost of corn for our ethanol plant in the Rochelle, Illinois area will compare favorably to other similarly sized ethanol producers located in other areas of the state of Illinois. However, corn prices change constantly and we cannot assure you that our corn costs will not be significantly higher.

Net Offering Proceeds

Gross proceeds from the Offering will be $25,000,000 if the minimum number of units offered is sold, and $45,000,000 if the maximum is sold. We estimate that offering expenses will be approximately $350,000. We anticipate paying our Selling Agent, Northland Securities, Inc. a placement fee equal to 3.25% of the equity raised in the Offering. 1.5% of the fee is due on the date or dates that offering proceeds are released from escrow and are available for our immediate use and the remaining 1.75% is due at the time of financial close. By financial close, we mean when we close on all project financing, including our debt financing. We have also agreed to pay the Selling Agent an additional fee of .25% of the equity raised in the offering. This additional fee is due and payable in nine monthly installments after ethanol production at the ethanol plant meets design specifications on a daily basis and all production meets the guarantees provided by engineers and contractors. We have also agreed to pay a finder a fee equal to 4% of the offering price per unit for all sales to members of the finder who were in good standing and listed on its membership roster as of June 1, 2002. Because the number of units that we will sell to these members is not determinable as of the date of this prospectus, we have estimated the aggregate finder’s fee at $320,000 if the minimum is sold and $400,000 if the maximum is sold. The finder may elect to receive Class A Units in lieu of its finder’s fee at a price of $1.00 per unit. These units will not count towards our meeting the minimum number of units offered, but are included as part of the maximum number of units offered in the Offering. We have also agreed to pay the finder an annual fee of .80% of the offering price per unit sold to these members, up to a maximum of $50,000 per year, for five years after the financial closing date. By financial closing date, we mean the date upon which we secure an executed commitment letter for our debt financing, which along with proceeds from the sale of units, will be sufficient to finance the project.

We estimate that net proceeds, after deducting offering expenses, from the Offering will be $23,517,500 if the minimum number of units offered is sold, and $42,787,500 if the maximum is sold, as set forth in the following table.

	Minimum	Maximum
Gross offering proceeds	$25,000,000	$45,000,000
Offering expenses	350,000	350,000
Selling Agent’s fee(1)	812,500	1,462,500
Finder’s fee(2)	320,000	400,000

Net proceeds to Illinois River Energy	$23,517,500	$42,787,500

(1)                Reflects an aggregate placement fee payable to Northland Securities of 3.25% of the equity raised in the Offering.

(2)                Reflects estimated finder’s fees of $320,000 if the minimum is sold and $400,000 if the maximum is sold.

We plan to use a portion of the net proceeds from the offering to repay $125,000 in interim bridge financing from our managers and others. We plan to use the remaining net proceeds, as well as funds from federal, state and local grants and our debt financing to purchase a site, construct the ethanol plant and fund start-up costs. A portion of the proceeds will also be used to purchase the initial inventory of corn, chemicals, yeast and denaturant, our major raw materials and to cover other operating costs until we begin selling ethanol and collecting on our accounts receivable.

Plan of Operation to Close of the Offering

Under the terms of the Offering, if we raise the minimum amount offered, 10% of the proceeds will be released to us from escrow, even if we have not secured an executed commitment letter for the debt financing that we need. In an effort to meet our target construction schedule, we intend to use the proceeds to accomplish the following by the time we close the Offering:

•                  Purchase a site;

•                  Complete certain site and project specific pre-construction engineering work, such as general arrangement drawing, piping, instrumentation, manufacturing specifications and control equipment, and engineering drawings necessary to secure the regulatory permits that we need to begin construction; and

•                  Complete certain site improvements, including, but not limited to, soil boring, site grading, and installation of a rough grade road.

The following table sets forth our estimated costs and expenditures until we close the Offering. These are only estimates and our actual costs and expenditures could be much higher.

Cost of site	$1,448,000
Site work	420,000
Permits	95,000
Project coordinator	60,000
Offering expenses	238,000
Preliminary engineering	280,000
Working capital	84,000

Total	$2,625,000

We are obtaining $125,000 in interim bridge financing from our managers and others to help fund a portion of these costs and expenditures on an interim basis prior to our receiving any proceeds from the Offering. We estimate that if we receive $2,500,000, if the minimum number of units offered is sold, and $4,500,000, if the maximum number of units offered is sold, we will have sufficient cash on hand to fund the remaining costs and expenditures until we close the Offering and withdraw the remaining 90% of the subscription proceeds held in escrow. We plan to spend approximately $1,448,000 to acquire the 86 acre site, which we may exchange for the 81 acre site. We expect that we will spend approximately $795,000 on site work, permitting and preliminary engineering costs. We also plan to pay approximately $238,000 of costs related to the Offering, including legal, accounting and printing fees. We expect that our consulting costs and working capital needs will total approximately $144,000. If we do not have sufficient cash on hand or if we decide to acquire a site and begin certain site work prior to our closing on all or a portion of the Offering, it will be necessary for us to borrow other funds. We currently have no commitments for this financing.

Plan of Operations to Start-up of Ethanol Plant

If we close on the debt financing that we need and complete the sale of the remaining 90% of the units subscribed, we plan to spend the following 13 months designing, developing and constructing the ethanol plant. If we secure the debt financing that we need and complete the sale of the remaining 90% of the units subscribed, we expect to have sufficient cash on hand to cover our costs through start-up operations.  We expect that we will have sufficient cash on hand to cover development costs, including, but not limited to, installation of utilities, construction, equipment acquisition, and interest expenses. In addition, we expect to have sufficient cash on hand to cover our operating and administrative costs, such as raw materials, personnel, general and administrative expenses, and legal and accounting fees for the first few weeks of operations until we begin collecting payment for the ethanol, distillers grains and carbon dioxide we produce and sell.

Our financing plan assumes that the City of Rochelle provides us with certain site improvements. We have not executed a definitive agreement with the City of Rochelle to fund these improvements. We only have a preliminary non-binding letter of understanding, which outlines what improvements the City of Rochelle is proposing to provide for the 86 acre site, but does not obligate the City to provide these improvements. Under the letter of understanding, the City of Rochelle will provide us with the extension of rail to the site and a portion of road improvements and extension of water and sewer to the site.

In exchange for financial assistance relating to the above improvements, the City of Rochelle is requiring that approximately 48 acres of the 86 acre site which is currently not part of the City be annexed into the City. We are negotiating with the City on an annexation agreement that will provide for the annexation of the 48 acres in exchange for the City’s assisting us with the above improvements. The annexation will require a public hearing before the Planning Commission regarding the annexation agreement. This hearing requires that 30 days prior notice be given to the public. If the Planning Commission approves the annexation agreement, then we will proceed to a public hearing before the city council. This hearing also requires that 30 days prior notice be given to the public. If the city council approves, then the annexation agreement will become effective. Once the annexation is complete, property taxes will be assessed on the entire site by the City of Rochelle and Ogle County. If the annexation is not completed, then the City of Rochelle will assess property taxes only on the approximately 38 acres of the site that is currently part of the City. Ogle County will continue to assess property taxes on the entire site.

We have executed an agreement with DP Industrial to exchange the 86 acre site for an 81 acre site located approximately half a mile south of the 86 acre site. If we close on the exchange agreement and use the 81 acre site, we expect DP Industrial to provide the necessary water and sewer extensions and road improvements to that site at no cost to us. Also, the exchange is conditioned on each party executing an annexation agreement relating to its respective site with the City of Rochelle. We expect that the annexation agreement relating to the 81 acre site will require the City of Rochelle to provide us with the extension of rail to that site similar to that described in our letter of understanding with the City regarding the 86 acre site.

We believe we may be eligible for federal, state, and local grants to help fund our project. We have engaged a professional grant writer to assist us with preparing grant applications and proposals. We have been awarded a grant from the Illinois Corn Marketing Board for $20,000. We received the proceeds from this grant on November 25, 2002. We have also been awarded a grant from the Illinois AgriFirst Program for $40,000. We received the proceeds from this grant on February 11, 2003. In addition, we have been awarded a $25,000 grant from the Illinois Department of Commerce and Community Affairs to assist with site engineering drawings. We received $20,000 of the grant on April 7, 2003 and will receive the remaining $5,000 upon submitting a project completion certification form. We have no binding commitment for any other grants. We cannot assure you that we will receive any additional grants. If we do not receive additional grant proceeds and the anticipated site improvements, we will need to secure additional debt financing to cover any shortfall. We cannot assure you that we will be able to obtain any additional debt financing on reasonable terms, or at all.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations. The following schedule assumes that if we use the 86 acre site, the City of Rochelle will provide us with the extension of rail to that site and a portion of road improvements and extension of water and sewer to the site. If we instead close on the exchange agreement and use the 81 acre site, the schedule assumes that DP Industrial will provide us the water and sewer extensions and road improvements and the City of Rochelle will provide us with the extension of rail. Because the funding we receive from the City of Rochelle and DP Industrial will come in the form of site improvements, we have not included the source and use of the funds for these improvements in the schedule below. The following schedule also assumes that we build a 50,000,000 gallon per year ethanol plant and that we receive $1,020,000 from grants. The information set forth below are only estimates and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement and elsewhere in this report.

We are obtaining $125,000 in interim bridge financing from our managers and others to bridge the timing differences between our receipt of estimated sources of funds and our expenditure of estimated uses of funds. Obtaining the bridge financing does not represent an additional source of funds for the project because it will be repaid from the net proceeds of the Offering when we complete the sale of the minimum offering amount. Similarly, the use of the bridge financing does not increase the total estimated uses of funds because the expenses we plan to pay with the bridge financing are already included in the estimated uses of funds shown on the schedule below. Because the use of bridge financing does not increase the total estimated uses of funds for the project and will ultimately be funded by the Offering proceeds, the receipt and repayment of the bridge financing are not specifically shown on the schedule below.

Sources of Funds:

	Minimum	Maximum
Equity(1)	$25,000,000	$45,000,000
Seed Capital(2)	563,000	563,000
Debt financing	41,500,000	20,840,000
Illinois Corn Marketing Board Grant	20,000	20,000
Expected Grants	1,000,000	1,000,000

Total sources of funds	$68,083,000	$67,423,000

Uses of Funds:

	Minimum	Maximum
Plant Construction(3)	$53,500,000	$53,500,000
Construction Contingency	1,350,000	1,350,000
Site Acquisition	1,468,000	1,468,000
Site Infrastructure and Development(4)	1,550,000	1,550,000
Insurance Costs	109,000	109,000
Organizational Costs	92,000	92,000
Permits	100,000	100,000
Consulting Fees(5)	2,219,000	2,197,000
Offering Expenses	350,000	350,000
Selling Agent’s Fee(6)	812,500	1,462,500
Finder’s Fee(7)	320,000	400,000
Capitalized Interest(8)	900,000	0
Sales Taxes	150,000	150,000
Financing Costs:
Consulting and Debt Placement Fee(9)	754,000	393,000
Legal Fees	185,000	185,000
Commitment Fees	207,000	104,000
Miscellaneous Expenses	65,000	65,000
Start Up Costs:
Preproduction Period Costs(10)	535,000	535,000
Inventory-Corn	795,000	795,000
Inventory-Chemicals, Yeast, Denaturant	865,000	865,000
Inventory-Ethanol	1,000,000	1,000,000
Inventory-Distillers Grains	250,000	250,000
Spare Parts	250,000	250,000
Other Working Capital	256,500	252,500

Total Uses of Funds	$68,083,000	$67,423,000

(1)           Assumes we complete the sale of an aggregate minimum of 25,000,000 units and an aggregate maximum of 45,000,000 units in the Offering.

(2)           Represents $586,000 of seed capital previously raised (excludes subscription receivable of approximately $5,000, which has been received as of March 31, 2003) less the cost of raising capital of approximately $23,000.

(3)           Assumes we use the 86 acre site. If we instead close on the exchange agreement and use the 81 acre site, we will construct a 125 foot exhaust stack rather than a 73 foot exhaust stack at an anticipated maximum incremental cost of $219,000, of which our cost net of DP Industrial’s reimbursement will be up to $72,000.

(4)           Assumes we use the 86 acre site. If we instead close on the exchange agreement and use the 81 acre site, we may realize cost savings on site infrastructure and development in part because DP Industrial will construct all water and sewer extensions and road improvements to the 81 acre site and in part because DP Industrial will provide us an additional $630,000 payment to cover costs relating to site infrastructure and development that we have performed on the 86 acre site or will perform on the 81 acre site. There may also be additional expenses as a result of the exchange. We will allocate any net cost savings to construction contingency and working capital.

(5)           Reflects consulting fees payable to GreenWay Consulting, LLC at the time we close on our senior debt financing. We have also agreed to pay GreenWay an additional fee of .75% of the total sources of funds for the project, excluding seed capital. This additional fee is due and payable in nine monthly installments after ethanol production at the ethanol plant meets design specifications on a daily basis and all production meets the guarantees provided by engineers and contractors.

(6)           Reflects an aggregate placement fee payable to Northland Securities of 3.25% of the equity raised in the Offering.

(7)           Reflects estimated finder’s fees of $320,000 if the minimum is sold and $400,000 if the maximum is sold.

(8)           Net of interest income earned on offering proceeds.

(9)           Includes a consulting fee payable to Northland Securities of 1.75% of total sources of funds for the project, excluding seed capital and the equity raised in the Offering.

(10)     Includes accrued per diem fees payable to our managers as of March 31, 2003 of $90,000, plus estimated additional per diem fees from March 31, 2003 to start-up of the ethanol plant of approximately $35,750.

We estimate that our expenses relating to the Offering will total approximately $350,000.  We estimate that our financing cost for our debt financing will total approximately $1,211,000 if the minimum number of units offered is sold, and approximately $747,000 if the maximum is sold. Financing costs includes lender commitment fees and consulting and debt placement fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees. Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest will total approximately $900,000 if the minimum number of units offered is sold. We expect that we will not have capitalized interest if we raise the maximum amount offered because our interest earnings on the Offering proceeds should offset our interest expenses. We estimate that we will spend approximately $109,000 on managers and officers’ insurance, builder’s risk insurance, general commercial liability, workers’ compensation and property insurance for our business. Because our consulting fees are based upon our total project cost, we expect that our consulting fees will total approximately $2,219,000 if we raise the minimum amount offered and $2,197,000 if we raise the maximum amount offered. We also expect to spend approximately $100,000 to procure necessary permits. We have spent approximately $92,000 to organize our limited liability company, including legal, accounting and related expenses.

We expect to spend the majority of our funds, approximately $58,018,000, on site acquisition, site preparation, and construction of the ethanol plant, infrastructure, equipment and sales taxes. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. We expect that Lurgi PSI will handle construction, equipment purchases and installation, which we will pay for by making monthly progress payments based on the work completed and invoiced to us by Lurgi PSI. If we successfully construct the ethanol plant, we anticipate spending approximately $3,700,000 on start-up costs. These include costs to procure spare parts, corn, chemicals, yeast and other supplies, and other pre-production costs. We also plan to have approximately $250,000 of cash on hand to fund other working capital needs.

Administration

We currently do not have a full-time office staff, and we do not expect to retain one until the ethanol plant is near completion. Until then, we are dependent upon our Associate Vice President—Chief Operating Officer, our part-time officers and the board of managers to maintain our books and records. These individuals are responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our capital structure for these expenses, but cannot assure you that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

Upon completion of the ethanol plant, we expect to have approximately 28 employees, including 22 in ethanol production operations, and six in general management and administration. We will not maintain an internal sales organization. We anticipate that we will need the following personnel to operate and manage our ethanol plant:

Position	# of Employees
General Manager	1
Controller	1
Production Manager	1
Lab Manager	1
First Line Supervisors (Shift Supervisors)	4
Stationary Engineers	4
Plant and System Operators	4
Tank Car and Truck Loaders	2
First Line Supervisors (Maintenance Supervisors)	1
Maintenance Repairer	4
Precision Instrument Repairer	1
Electrician	1
Lab Technician	1
Office Staff	2

Total	28

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $26,087 and total assets of $405,528. To date, we have raised $591,500 in seed capital, which we have used to fund our organization and operation to date. As of March 31, 2003, we had current liabilities of $519,649, which consists primarily of our accounts payable. Since our inception on February 20, 2002 through March 31, 2003, we have an accumulated deficit of $687,932. Total members’ equity as of March 31, 2003 was ($119,456). Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through March 31, 2003 consists primarily of member contributions.

We are obtaining $125,000 in interim bridge financing from our managers and others to help fund a portion of our estimated costs and expenditures on an interim basis prior to our receiving any proceeds from the Offering. We are issuing promissory notes together with warrants to purchase Class A Units to each person who is providing us the bridge financing. The notes pay interest at a rate of prime plus four percent per annum. We will not make any principal or interest payments on the notes until we complete the sale of the minimum offering amount, at which time the notes will become due and payable. If we do not complete the sale of the minimum offering amount, the notes will become due and payable one year from the date of issuance. The warrants give the holders the right to purchase one Class A Unit for each dollar of financing provided, at an exercise price of $1.00 per unit. The warrants are exercisable at any time for a period of five years from the date of issuance.

As of March 31, 2003, our current liabilities substantially exceeded our current assets and our total liabilities exceeded our total assets. We have continued to incur losses since that time. In addition to obtaining the interim debt financing described above, we plan to defer certain accounts payable until after we have obtained sufficient proceeds from the Offering. Our ability to continue as a going concern is dependent on the execution and success of these plans and a successful completion of the Offering. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are seeking to raise a minimum of $25,000,000 and a maximum of $45,000,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost a total of approximately $67,000,000 to $68,000,000, assuming we receive certain site improvements from the City of Rochelle and, if we close on the exchange agreement, DP Industrial. We plan to finance the project with seed capital, proceeds from the Offering, federal, state and local grants, assistance with site improvements and debt financing. Other than two grants totaling $45,000, we have no commitment for any other grants. We do not have any commitments for the debt financing that we need. Completion of the proposed ethanol plant depends on our ability to satisfy all conditions to breaking escrow and close on the entire Offering.

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol. We expect that our debt financing will consist of a construction loan with a term of 13 months, which will then convert to a permanent loan when we begin operations. We expect that the permanent loan will be for a term of 120 months. We expect to repay the permanent loan through fixed quarterly payments of principal and interest beginning after we commence operations. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive any of the grants we intend to pursue or assistance from the City of Rochelle. We intend to seek debt financing from lenders who have provided debt financing to other ethanol projects in the past or who have expressed an interest in providing debt financing to ethanol projects. We plan to locate these lenders either by attending trade conferences for lenders relating to the ethanol industry or by contacting lenders who currently provide debt financing to the ethanol industry. These lenders include farm credit system financial institutions with Title I and Title II authority under the Farm Credit Act, other state or federally chartered financial institutions, and insurance companies.

Item 3:          Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Floyd  A. Schultz, and our Treasurer (the principal financial officer), Douglas G. Foss, have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)                                 Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Changes in Securities.

The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-96977), as amended (the “Registration Statement”), effective on January 10, 2003.  We commenced our initial public offering of our Class A and Class B Units on January 10, 2003.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement that was originally declared effective, and ceased our selling efforts pending effectiveness of the subsequently amended Registration Statement.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on May 8, 2003, and we thereupon resumed our selling efforts.  We have not closed the Offering and are continuing to offer the units. We have hired Northland Securities, Inc. to act as our Selling Agent to offer and sell the units on our behalf on a best efforts basis.  Northland Securities is an underwriter under the Securities Act.  Our officers and managers may also participate in the offer and sale of the units.  We do not pay our officers or managers any compensation for services related to the offer or sale of the units.

We registered a total of 45,000,000 Class A and Class B Units with an aggregate gross offering price of $45,000,000, or $1.00 per unit. We intend to close the Offering on June 30, 2003.  The board of managers, in its discretion, may extend the Offering to no later than December 31, 2003.  As of March 31, 2003, we have received subscriptions for approximately 1,983,000 units, or an aggregate of $1,983,000 of subscription payments. We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed. In addition, each of these subscriptions are subject to certain withdrawal rights as described in the Registration Statement.  We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.  If we raise the minimum amount offered, then 10% of each investor’s investment will be released to us to pay for project development costs and we will issue the investor units for 10% of the amount subscribed.  We will not break escrow and complete the sale of the remaining 90% of each investor’s subscription until we secure an executed commitment letter for $20,840,000 to $44,400,000 of debt financing (the $44,400,000 assumes that we only raise the minimum amount offered and do not receive any additional grant proceeds or site improvements from the City of Rochelle or DP Industrial, Inc.).

From January 10, 2003 (the original effective date of the Registration Statement) to March 31, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters.  Other (and total) expenses incurred for this period were approximately $65,000. None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From January 10, 2003 to March 31, 2003, we did not receive or use any net offering proceeds.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)          The following exhibits are included herein:

1.1                           Agency Agreement with Northland Securities, Inc. (Incorporated herein by reference to Exhibit 1.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on March 31, 2003 (SEC Registration No. 333-96977)

1.2                           Amendment to Agency Agreement with Northland Securities, Inc. (Incorporated herein by reference to Exhibit 1.3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed on May 14, 2003 (SEC Registration No. 333-96977))

4.1                           Escrow Agreement, as amended (Incorporated herein by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form SB-2 filed on March 31, 2003 (SEC Registration No. 333-96977)

4.2                           Notice of Amendment to Escrow Agreement (Incorporated herein by reference to Exhibit 4.4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed on May 14, 2003 (SEC Registration No. 333-96977))

10.1                     Consulting Agreement with McCabe & Associates, Inc., as amended (Incorporated herein by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on March 31, 2003 (SEC Registration No. 333-96977))

10.2                     Financial Services Agreement with Northland Securities, Inc. (Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on March 31, 2003 (SEC Registration No. 333-96977))

10.3                     Form of Subscription Agreement for Bridge Financing (Incorporated herein by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on March 31, 2003 (SEC Registration No. 333-96977))

10.4                     Real Estate Exchange Agreement with DP Industrial, LLC  (Incorporated herein by reference to Exhibit 10.11 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed on May 2, 2003 (SEC Registration No. 333-96977))

99.1                     Certification Pursuant to 18 U.S.C. § 1350

(b)         Reports on Form 8-K:

On January 22, 2003, the Company filed a Current Report on Form 8-K reporting on its entering into an agency agreement with U.S. Bancorp Piper Jaffray Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINOIS RIVER ENERGY, LLC

Date:	May 15, 2003	/s/ Floyd A. Schultz
Floyd A. Schultz
President (Principal Executive Officer)

Date:	May 15, 2003	/s/ Douglas G. Foss
Douglas G. Foss
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Floyd A. Schultz, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Illinois River Energy, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Floyd A. Schultz
President

I, Douglas G. Foss, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Illinois River Energy, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Douglas G. Foss
Treasurer