Form 10QSB
period 2003-06-30
ILLINOIS RIVER ENERGY LLC
filed 2003-08-14
CIK 1170454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

(815) 561-0650
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2003, there were 1,313,000 Class A Units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes    ☒  No

i

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,530	$30,914
Prepaid insurance	21,342	3,208
Grants receivable	45,000	0
Other receivables	71,821	0

Total Current Assets	$185,693	$34,122

PROPERTY AND EQUIPMENT
Office equipment	$20,807	$20,807
Accumulated depreciation	(3,651)	(1,570)

Net Property and Equipment	$17,156	$19,237

OTHER ASSETS
Deposits and deferred land costs	$21,000	$20,000
Deferred offering costs	422,012	218,078

Total Other Assets	$443,012	$238,078

TOTAL ASSETS	$645,861	$291,437

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$749,322	$317,618
Notes payable	101,500	0
Current maturities of capital lease obligation	1,105	1,030

Total Current Liabilities	$851,927	$318,648

LONG-TERM DEBT, Less Current Maturities	5,044	5,616

MEMBERS’ EQUITY (DEFICIT)
Member contributions, net of costs related to capital contributions	$568,476	$562,976
Deficit accumulated during development stage	(779,586)	(595,803)

Total Members’ Equity (Deficit)	$(211,110)	$(32,827)

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$645,861	$291,437

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Year to Date June 30,		Date of Inception to
	2003	2002	2003	2002	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting fees	$604	$0	$2,707	$150,000	$152,707
Legal fees	96,168	44,074	114,884	44,574	221,880
Accounting fees	12,143	8,200	39,437	8,200	93,318

Project coordinator	20,769	16,875	41,519	23,625	109,019
Construction contract	0	0	0	0	89,904
Site engineering	0	0	0	0	14,498

Office	11,512	3,248	28,517	4,350	62,003
Advertising and meetings	3,881	0	10,866	0	15,923
Insurance expense	5,550	0	7,476	0	12,968

Management expense	22,871	24,468	57,394	24,528	141,591
Miscellaneous	723	430	783	430	6,340
Depreciation	1,041	51	2,081	107	3,651

Site construction costs	11,450	0	11,450	0	11,450
Travel and mileage	0	0	1,890	0	1,890
Total Operating Expenses	$186,712	$97,346	$319,004	$255,814	$937,142

OPERATING LOSS	$(186,712)	$(97,346)	$(319,004)	$(255,814)	$(937,142)

OTHER INCOME
Grant income	$65,000	$0	$105,000	$0	$125,000
Other income	30,058	3,268	30,221	3,268	32,556
Total Other Income	$95,058	$3,268	$135,221	$3,268	$157,556

NET LOSS	$(91,654)	$(94,078)	$(183,783)	$(252,546)	$(779,586)

Weighted average units outstanding	1,313,000	1,313,000	1,313,000	1,171,708	1,275,893

Loss per unit	$(0.07)	$(0.07)	$(0.14)	$(0.22)	$(0.61)

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year to Date June 30,		Date of Inception to
	2003	2002	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(183,783)	$(252,546)	$(779,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,081	107	3,651

(Increase) decrease in:
Prepaid insurance	(18,134)	(7,700)	(21,342)
Grants receivable	(45,000)	0	(45,000)
Other current receivables	(71,821)	(646)	(71,821)

Increase (decrease) in:
Accounts payable	267,467	904	445,631

Net Cash Used By Operating Activities	$(49,190)	$(259,881)	$(468,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for equipment	$0	$(4,257)	$(13,700)
Deposits and deferred land costs	(1,000)	0	(21,000)

Net Cash Used By Investing Activities	$(1,000)	$(4,257)	$(34,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	$101,500	$0	$101,500
Capital lease obligation payments	(497)	0	(958)
Payments for the costs of raising capital	(39,697)	(23,024)	(141,345)
Receipt of member contributions	5,500	586,000	591,500

Net Cash Provided By Financing Activities	$66,806	$562,976	$550,697

NET INCREASE IN CASH AND CASH EQUIVALENTS	$16,616	$298,838	$47,530

CASH AND CASH EQUIVALENTS - beginning of period	30,914	0	0

CASH AND CASH EQUIVALENTS - end of period	$47,530	$298,838	$47,530

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Office equipment financed with capital lease	$0	$0	$7,107
Member units subscribed	$0	$5,500	$0
Deferred offering costs in accounts payable	$303,691	$78,624	$303,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$457	$0	$632

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A Development Stage Company)

Notes to Financial Statements

June 30, 2003 and 2002

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Illinois River Energy, LLC (a Delaware Limited Liability Company) to be located near Rochelle, Illinois, was organized to pool investors and to provide a corn supply initially for a 50 million gallon per year ethanol plant, with the intent to consider expanding capacity shortly after the start-up of the initial plant.  As of June 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and project feasibility activities.  Preliminary design preparation began in late 2002.

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

Financial Instruments

Financial instruments consisting of cash and equivalents, notes payable and a capital lease obligation are carried at amounts that approximate fair value.

2.  DEVELOPMENT STAGE ENTERPRISE

The Company was formed February 20, 2002 to have a perpetual life.  The Company was initially capitalized by contributions from its founding members and later by seed capital investors.  The four founding members contributed $67,000 for 264,000 units.  Seed capital investors contributed $524,500 for 1,049,000 units.

Income and losses are allocated to all members based upon their respective percentage of total units held.  See Note 3 for further discussion of members’ equity.

As shown in the accompanying financial statements, the Company incurred a net loss of $183,783 and $252,546 for the six months ended June 30, 2003 and 2002, respectively.  As of June 30, 2003, current liabilities substantially exceed current assets and total liabilities exceed total assets. Management has developed a plan, which was adopted by the Board of Managers on March 21, 2003, to defer certain accounts payable until after offering proceeds have been raised and to obtain short term financing by issuing promissory notes with warrants to certain existing members.  As of June 30, 2003, the Company issued $101,500 in promissory notes to six of its members, of which five are also on the Board of Managers.  Subsequent to June 30, 2003 the Company received approximately $400,000, net of applicable closing costs, in connection with the land exchange agreement referred to in Note 5.

The notes bear interest at the prime rate plus 4% and contain a warrant to purchase one unit per $1 of principal lent to the Company at $1 per unit for five years from the date of issuance.  The warrants have an anti-dilutive impact on the earnings per share calculations and are therefore not included in the calculations.  The value of the warrants are insignificant to the financial statements.  The notes will be due upon completion of the sale of the minimum amount of units, 25,000,000, as described in Note 3 and securing a debt commitment, or if the Company is unable to close on the minimum amount of units, one year from the date of issuance.  Management believes this short-term bridge financing will be adequate to meet the Company’s current obligations as they continue to raise equity financing and seek a debt commitment.  The ability of the Company to continue as a going concern is dependent on the execution and success of this plan and a successful offering.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 10, 2003 the Company’s Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission (SEC) for up to 20,000,000 Class B units and up to 45,000,000 Class A units less the number of Class B units sold.  Both Class A and B units are available for sale at $1 per unit. Should the Company not raise the minimum of $25,000,000 through this offering by August 31, 2003, subject to one or more extensions to no later than December 31, 2003, the capital raised through the offering will be returned to the respective investors. Should the Company raise the minimum of $25,000,000 through the offering, but not yet obtain a commitment letter for debt financing from a lender, 10% of the subscription proceeds will be released to the Company to purchase the land and begin plant construction activities.  Thereafter, should the debt commitment not be obtained, the remaining subscription proceeds raised through the offering will be returned to the respective investors.  As of June 30, 2003, the Company has received subscriptions for 2,346,000 Class A units.  The proceeds from those sales, however, are held in escrow.  The Company has not received any subscriptions for Class B units.

4.  RELATED PARTY TRANSACTIONS

At June 30, 2003, the Company included in accounts payable $106,250 owed for administrative per diem expenses to the members of the board of managers, who are also investors in the Company. For the six month period ended June 30, 2003, the Company had incurred $41,519 of project coordinator fees, which were paid to an investor of the Company.

5.  COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with a member to perform consulting services for $6,750 a month, which expired on February 28, 2003.  The agreement was renewed until August 31, 2003 for $7,250 a month.  The member acts as the project coordinator and is responsible for the coordination of the completion of the proposed ethanol plant.

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

The Company entered into an agency agreement and financial services agreement with a financial institution to act as selling agent to offer and sell the units and to help the Company place the debt financing, which includes assisting and advising the Company in developing and implementing a financing strategy and evaluating financing options. On March 25, 2003, management entered into a termination agreement with the financial institution and entered into new agreements on similar terms with another party.  These agreements provide for fees based on the total project capitalization and equity investment.  A fee of 1.50% of the total equity financing of the project is due upon the release of offering proceeds from escrow and a fee of 1.75% of the total project capitalization is due at the financial close.  An additional .25% of the total project capitalization is due upon successful commissioning of the plant and production of ethanol meeting defined specifications and guarantees and is payable in nine monthly installments.  Total project capitalization is estimated at $68 million, excluding certain site improvements which the Company expects to be provided by the City of Rochelle and DP Industrial, LLC.  Under these agreements, a receivable balance of $71,821 is due as of June 30, 2003 for reimbursement of certain expenditures incurred by the Company.  Management does not anticipate any additional cost or commitments due to the change in service provider.

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

The Company signed a preliminary design-build agreement with an engineer and general contractor to construct a plant for a fixed lump sum amount of $53.5 million.  Plant construction is contingent on securing financing for the project.

In July 2002, the Company had entered into two option agreements for two adjacent parcels of land totaling approximately 86 acres.  The Company paid a total of $20,000 for these options.  The costs of these options are included in deposits and deferred land costs on the balance sheet.  The option payments are nonrefundable, but will be applied towards the purchase of the 81-acre site described below.

In April 2003, the Company had entered into a land exchange agreement with DP Industrial, LLC, an unrelated third party.  Under this agreement the Company would exchange the 86 acres it had under option agreements for approximately 81 acres of land the other party had under option agreements.  The Company received $30,000 upon delivery of this agreement, which has been recorded as other income to cover a portion of the site costs incurred thus far.  The Company considers this 81-acre parcel of land as a viable site for its ethanol plant.

In July 2003, the Company entered into an agreement with another unrelated third party assigning the options it had to purchase the 86 acres to this party who then purchased the 86 acres of land.  Upon purchasing the 86 acres of land, this party exchanged the 86 acres for the 81 acres, thereby executing the land exchange agreement entered into by the Company.  The Company has entered into an option agreement with this party allowing the Company to purchase the 81 acre site for approximately $2,079,000.  The Company paid $21,000 for this option, which expires on August 14, 2004.  In return for executing the exchange, the Company paid this party $148,000.  Upon the execution of the land exchange agreement, the Company received $630,000 to cover costs relating to site infrastructure and development, as well as applicable closing costs.

In conjunction with the execution of the land exchange agreement, the City of Rochelle annexed the 81-acre site.  The City of Rochelle and DP Industrial, LLC, along with some assistance from the Company, will pay for certain rail, water and sewer extensions, and road improvements to the site.

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

Depending on the amount of equity we raise in the Offering, we expect that the project will cost a total of approximately $67,000,000 to $68,000,000, excluding certain site improvements from the City of Rochelle and DP Industrial, LLC.  We have raised $591,500 in seed capital and plan to raise a minimum of $25,000,000 and a maximum of $45,000,000 in equity capital pursuant to the Offering, and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount we raise in the Offering and whether we receive the grants we intend to pursue or the anticipated site improvements.  We will close on the entire Offering when we raise the minimum amount offered and secure an executed commitment letter from a lender for our debt financing.  However, an executed commitment letter is not a binding loan agreement.  If we obtain an executed commitment letter, but the lender later declines the loan, then we will seek debt financing from other lenders.  We have no agreement with any lender for the debt financing that we need.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to liquidate our assets and abandon our business.

We expect that it will take at least 13 months from the date we close the Offering to construct the ethanol plant and commence start-up operations.  If we raise the maximum amount offered, we intend to consider expanding the ethanol plant shortly after plant start-up.  We do not intend to hire a sales staff to market our products, and intend to hire staff only to operate our ethanol plant and manage our business.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We also plan to sell our carbon dioxide to a third party processor who may build a processing facility next to our ethanol plant.  We have no agreement with any party to sell any of our expected products.  We plan to pay commissions or fees to distributors to market and sell our products.

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

One reason we are planning to build a 50,000,000 gallon per year ethanol plant and considering expanding its production capacity following plant start-up, rather than initially constructing an expanded size plant, is to take full advantage of the payments available under the CCC Bioenergy Program.  The CCC Bioenergy Program makes payments of up to $7,500,000 per year through fiscal year 2006 (September 30, 2006) to eligible ethanol producers for increases in their production of ethanol over their prior year’s production.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any one fiscal year exceed the maximum annual funding of $150,000,000 authorized by Congress.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).

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

•                  The availability of city run utilities that provide readily usable water and electricity at substantial savings as compared to other Illinois sites we considered; and

•                  The Greater Rochelle Economic Development Authority’s assistance with certain site improvements and its willingness to assist us with applying for grants for which we may be eligible.

We expect to build the ethanol plant on an approximately 81 acre site near Rochelle, Illinois.  A Phase I Environmental Site Assessment of the site has been completed and revealed no evidence recognized environmental conditions on the site.

We had executed options with unrelated private landowners to purchase an approximately 86 acre site located approximately half a mile north of the 81 acre site for approximately $1,468,000.  Because the options were expiring on July 4, 2003, we assigned the options to Mr. James D. Carmichael, an unrelated third party, who then exercised the options and purchased the site.  We had also entered into an agreement with DP Industrial, LLC, an unrelated third party, under which we would exchange the 86 acre site for the 81 acre site.  In July 2003, after purchasing the 86 acre site, Mr. Carmichael exchanged the site for the 81 acre site.  We paid a fee of approximately $148,000 to Mr. Carmichael for completing the exchange.  We have entered into an option agreement with Mr. Carmichael giving us the right to purchase the 81 acre site for approximately $2,079,000, together with interest on the amount paid by Mr. Carmichael to acquire the 86 acre site, at a rate of 5% per annum.  The fee of $21,000 for the option was satisfied by a credit of the fees we originally paid for the options on the 86 acre site.  The option expires on August 14, 2004.

The City of Rochelle has annexed the 81 acre site.  Under the annexation agreement, the City of Rochelle will provide certain rail extensions to this site.  In addition, the City of Rochelle will construct certain water and sewer extensions and road improvements.  The City of Rochelle and DP Industrial, along with some assistance from us, will pay for those rail, water and sewer extensions and road improvements.

Upon executing the exchange agreement, we received a non-refundable $30,000 payment from DP Industrial to cover a portion of our costs relating to site infrastructure and development.  When the exchange was completed, DP Industrial paid us $630,000 pursuant to the exchange agreement, less the approximately $148,000 fee paid to Mr. Carmichael for completing the exchange.  In addition, DP Industrial will, among other things, pay the first $75,000 of the incremental cost to build a 125 foot exhaust stack rather than a 73 foot exhaust stack on the ethanol plant, and 50% of all incremental costs over $75,000, up to an aggregate maximum payment of $150,000.

When considering entering into the exchange agreement, our board of managers considered, among other things, the following:

•                  Anticipated building conditions on the 86 acre site and the 81 acre site, which we expect will be more favorable at the 81 acre site because of lower water tables and better overall drainage;

•                  The location of the two sites, both of which are located on and have access to the same rail and highway transportation systems;

•                  The availability of utilities at the two sites, both of which have access to the same gas, electric and other utility services; and

•                  Our belief that moving the ethanol plant to the 81 acre site would not change the timing, requirements or consideration of our air pollution construction permit application.

When considering the development of our ethanol plant and selecting a site, the key criteria that we examined were:

•                  The total cost of the project;

•                  The regional price of ethanol, distillers grains and carbon dioxide;

•                  Production costs;

•                  General and administrative expenses; and

•                  Interest expenses.

Based on our preliminary design-build agreement with Lurgi PSI, we estimate that our proposed ethanol plant, once constructed, will process approximately 17,800,000 bushels of corn into approximately 50,000,000 gallons of ethanol, 160,000 tons of distillers grains and 120,000 tons of raw carbon dioxide annually.  We currently estimate that total project costs will be approximately $67,000,000 to $68,000,000, or $1.34 to $1.36 per gallon of estimated annual ethanol production, excluding the anticipated site improvements from the City of Rochelle and DP Industrial.  We have entered into a preliminary design-build agreement with Lurgi PSI to construct the ethanol plant for a fixed lump sum price of $53,500,000, which translates into an ethanol plant construction cost of $1.07 per gallon of estimated annual ethanol production.

According to Oil Price Information Service, the average price of ethanol from May 1997 to May 2002 in Illinois, Minnesota and Colorado was approximately $1.25 per gallon.  According to the Commodity Services Corporation, the average FOB Chicago price of distillers grains from February 1997 to February 2002 was approximately $96 per ton, excluding commissions.  We believed that these historical prices were reasonable and warranted our moving forward on the project.  However, we cannot assure you that we will receive these prices for our products or that we will be able to operate profitably.  Based upon our preliminary discussions with several carbon dioxide processors, we also believe that we can sell about half of the raw carbon dioxide that we produce (or 60,000 tons annually).

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

Net Offering Proceeds

Gross proceeds from the Offering will be $25,000,000 if the minimum number of units offered is sold, and $45,000,000 if the maximum is sold.  We estimate that offering expenses will be approximately $350,000.  We anticipate paying our Selling Agent, Northland Securities, Inc., a placement fee equal to 3.25% of the equity raised in the Offering.  1.5% of the fee is due on the date or dates that offering proceeds are released from escrow and are available for our immediate use and the remaining 1.75% is due at the time of financial close.  By financial close, we mean when we close on all project financing, including our debt financing.  We have also agreed to pay the Selling Agent an additional fee of ..25% of the equity raised in the offering.  This additional fee is due and payable in nine monthly installments after ethanol production at the ethanol plant meets design specifications on a daily basis and all production meets the guarantees provided by engineers and contractors.  We have also agreed to pay a finder a fee equal to 4% of the offering price per unit for all sales to members of the finder who were in good standing and listed on its membership roster as of June 1, 2002.  Because the number of units that we will sell to these members is not yet determinable, we have estimated the aggregate finder’s fee at $320,000 if the minimum is sold and $400,000 if the maximum is sold.  The finder may elect to receive Class A Units in lieu of its finder’s fee at a price of $1.00 per unit.  These units will not count towards our meeting the minimum number of units offered, but are included as part of the maximum number of units offered in the Offering.  We have also agreed to pay the finder an annual fee of .80% of the offering price per unit sold to these members, up to a maximum of $50,000 per year, for five years after the financial closing date.  By financial closing date, we mean the date upon which we secure an executed commitment letter for our debt financing, which along with proceeds from the sale of units, will be sufficient to finance the project.

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

(2)                Reflects estimated finder’s fee of $320,000 if the minimum is sold and $400,000 if the maximum is sold.

We plan to use a portion of the net proceeds from the Offering to repay approximately $100,000 in interim bridge financing from our managers and others.  We plan to use the remaining net proceeds, as well as funds from federal, state and local grants and our debt financing, to purchase a site, construct the ethanol plant and fund start-up costs.  A portion of the proceeds will also be used to purchase the initial inventory of corn, chemicals, yeast and denaturant, our major raw materials and to cover other operating costs.

Plan of Operation to Close of the Offering

Under the terms of the Offering, if we raise the minimum amount offered, 10% of the proceeds will be released to us from escrow, even if we have not secured an executed commitment letter for the debt financing that we need.  In an effort to meet our target construction schedule, we intend to use any such proceeds received prior to the close of the Offering, approximately $100,000 in interim bridge financing from our managers and others and the net proceeds we received from DP Industrial upon completion of the exchange of the 86 acre site for the 81 acre site to accomplish some or all of the following by the time we close the Offering:

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

The following table sets forth our estimated costs and expenses from May 2003 to the close of the Offering, assuming that 10% of the proceeds from the Offering are released to us from escrow.  These are only estimates and our actual costs and expenditures could be much higher.

Cost of site (1)	$1,610,000
Site work	420,000
Permits	95,000
Project coordinator	60,000
Offering expenses	238,000
Preliminary engineering	280,000
Working capital	84,000

Total	$2,817,000

(1)         Reflects total site acquisition cost of approximately $2,143,000, plus an approximately $148,000 fee paid to Mr. Carmichael for exchanging the 86 acre site for the 81 acre site, less the $660,000 of payments from DP Industrial pursuant to the exchange agreement and the $21,000 option fee previously paid.

We plan to spend approximately $1,610,000 to acquire the 81 acre site.  We expect that we will spend approximately $795,000 on site work, permitting and preliminary engineering costs.  We also plan to pay approximately $238,000 of costs related to the Offering, including, among other things, legal, accounting and printing fees.  We expect that our consulting costs and working capital needs will total approximately $144,000.  If we do not have sufficient cash on hand or if we decide to acquire a site and begin certain site work prior to our closing on all or a portion of the Offering, it will be necessary for us to borrow other funds or defer payment of certain expenses.  We currently have no commitments for any additional interim financing.

Plan of Operations to Start-up of Ethanol Plant

If we close on the debt financing that we need and complete the sale of the remaining 90% of the units subscribed, we plan to spend the following 13 months designing, developing and constructing the ethanol plant.  We expect to have sufficient funds to cover our costs through start-up operations, including working capital (cash, inventory and spare parts).  We anticipate funding, among other things, development costs, such as installation of utilities, construction, equipment acquisition, and other expenses.  We expect to also fund our operating and administrative costs, such as, among other things, raw materials, personnel, general and administrative expenses, and legal and accounting fees.

We believe we may be eligible for federal, state, and local grants to help fund our project. We have engaged a professional grant writer to assist us with preparing grant applications and proposals.  We received $20,000 in grant proceeds from the Illinois Corn Marketing Board on November 25, 2002.  We also received $40,000 in grant proceeds from the Illinois AgriFirst Program in February 2003 and an additional $40,000 in grant proceeds in July 2003.  In addition, on April 7, 2003, we received $20,000 in grant proceeds from the Illinois Department of Commerce and Community Affairs to assist with site engineering drawings and expect to receive an additional $5,000 in grant proceeds upon submitting a project completion certification form.  We have no binding commitment for any other grants.  We cannot assure you that we will receive any additional grants.  If we do not receive additional grant proceeds, we will need to secure additional debt financing to cover any shortfall.  We cannot assure you that we will be able to obtain any additional debt financing on reasonable terms, or at all.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations.  The following schedule assumes that we use the 81 acre site and the City of Rochelle and DP Industrial provide us with certain rail, water and sewer extensions and road improvements to that site.  Because any assistance we receive from the City of Rochelle and DP Industrial will come in the form of site improvements, we have not included the source and use of the funds for these improvements in the schedule below.  The following schedule also assumes that we build a 50,000,000 gallon per year ethanol plant and that we receive $1,020,000 from grants.  The information set forth below represents only estimates and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement and elsewhere in this report.

We have obtained approximately $100,000 in interim bridge financing from our managers and others to bridge the timing differences between our receipt of estimated sources of funds and our expenditure of estimated uses of funds.  Obtaining the bridge financing does not represent an additional source of funds for the project because it will be repaid from the net proceeds of the Offering when we complete the sale of the minimum offering amount.  Similarly, the use of the bridge financing does not increase the total estimated uses of funds because the expenses we plan to pay with the bridge financing are already included in the estimated uses of funds shown on the schedule below.  Because the use of bridge financing does not increase the total estimated uses of funds for the project and will ultimately be funded by the Offering proceeds, the receipt and repayment of the bridge financing are not specifically shown on the schedule below.

Sources of Funds:

	Minimum	Maximum
Equity(1)	$25,000,000	$45,000,000
Seed Capital(2)	563,000	563,000
Debt financing	41,500,000	20,840,000
Illinois Corn Marketing Board Grant	20,000	20,000
Expected Grants	1,000,000	1,000,000

Total sources of funds	$68,083,000	$67,423,000

Uses of Funds:

	Minimum	Maximum
Plant Construction(3)	$53,500,000	$53,500,000
Construction Contingency	1,187,000	1,187,000
Site Acquisition(4)	1,631,000	1,631,000
Site Infrastructure and Development(5)	1,550,000	1,550,000
Insurance Costs	109,000	109,000
Organizational Costs	92,000	92,000
Permits	100,000	100,000
Consulting Fees(6)	2,219,000	2,197,000
Offering Expenses	350,000	350,000
Selling Agent’s Fee(7)	812,500	1,462,500
Finder’s Fee(8)	320,000	400,000
Capitalized Interest(9)	900,000	0
Sales Taxes	150,000	150,000
Financing Costs:
Consulting and Debt Placement Fee(10)	754,000	393,000
Legal Fees	185,000	185,000
Commitment Fees	207,000	104,000
Miscellaneous Expenses	65,000	65,000
Start Up Costs:
Preproduction Period Costs(11)	535,000	535,000
Inventory—Corn	795,000	795,000
Inventory—Chemicals, Yeast, Denaturant	865,000	865,000
Inventory—Ethanol	1,000,000	1,000,000
Inventory—Distillers Grains	250,000	250,000
Spare Parts	250,000	250,000
Other Working Capital	256,500	252,500

Total Uses of Funds	$68,083,000	$67,423,000

(1)           Assumes we complete the sale of an aggregate minimum of 25,000,000 units and an aggregate maximum of 45,000,000 units in the Offering.

(2)           Represents $586,000 of seed capital previously raised (excludes subscription receivable of approximately $5,000, which has been received as of June 30, 2003) less the cost of raising capital of approximately $23,000.

(3)           Does not include the construction of a 125 foot exhaust stack rather than a 73 foot exhaust stack at an anticipated maximum incremental cost of $219,000, of which our cost net of DP Industrial’s reimbursement will be up to $72,000.

(4)           Reflects total site acquisition cost of approximately $2,143,000, plus an approximately $148,000 fee paid to Mr. Carmichael for exchanging the 86 acre site for the 81 acre site, less the $660,000 of payments from DP Industrial pursuant to the exchange agreement.

(5)           We may realize cost savings on site infrastructure and development because the City of Rochelle and DP Industrial have agreed to cover certain water and sewer extensions and road improvements.  There may also be additional expenses as a result of our use of the 81 acre site.  We will allocate any net cost savings to construction contingency and working capital.

(6)           Reflects consulting fees payable to GreenWay Consulting, LLC at the time we close on our senior debt financing.  We have also agreed to pay GreenWay an additional fee of .75% of the total sources of funds for the project, excluding seed capital.  This additional fee is due and payable in nine monthly installments after ethanol production at the ethanol plant meets design specifications on a daily basis and all production meets the guarantees provided by engineers and contractors.

(7)           Reflects an aggregate placement fee payable to Northland Securities of 3.25% of the equity raised in the Offering.

(8)           Reflects estimated finder’s fees of $320,000 if the minimum is sold and $400,000 if the maximum is sold.

(9)           Net of interest income earned on offering proceeds.

(10)     Includes a consulting fee payable to Northland Securities of 1.75% of the total sources of funds for the project, excluding seed capital and the equity raised in the Offering.

(11)     Includes accrued per diem fees payable to our managers as of June 30, 2003 of $106,250, plus estimated additional per diem fees from July 1, 2003 to start-up of the ethanol plant of approximately $111,000.

We estimate that our expenses relating to the Offering will total approximately $350,000.  We estimate that our financing cost for our debt financing will total approximately $1,211,000 if the minimum number of units offered is sold, and approximately $747,000 if the maximum is sold.  Financing costs includes lender commitment fees and consulting and debt placement fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees.  Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest will total approximately $900,000 if the minimum number of units offered is sold.  We expect that we will not have any capitalized interest if we raise the maximum amount offered because our interest earnings on the Offering proceeds should offset our interest expenses.  We estimate that we will spend approximately $109,000 on managers and officers’ insurance, builder’s risk insurance, general commercial liability, workers’ compensation and property insurance for our business.  Because our consulting fees are based upon our total project cost, we expect that our consulting fees will total approximately $2,219,000 if we raise the minimum amount offered and $2,197,000 if we raise the maximum amount offered.  We also expect to spend approximately $100,000 to procure necessary permits.  We have spent approximately $92,000 to organize our limited liability company, including legal, accounting and related expenses.

We expect to spend the majority of our funds, approximately $58,018,000, on site acquisition, site preparation, engineering and construction of the ethanol plant, infrastructure, equipment and sales taxes.  These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities.  We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors.  We expect that Lurgi PSI will handle construction, equipment purchases and installation, which we will pay for by making monthly progress payments based on the work completed and invoiced to us by Lurgi PSI.  We estimate that we will spend approximately $535,000 on preproduction costs, such as administrative and other expenses.  We anticipate having working capital of approximately $3,410,000 at plant start-up, consisting of approximately $3,160,000 of spare parts and corn, chemicals, yeast, denaturant, ethanol and distillers grains inventory, and approximately $250,000 of cash.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $47,530, current assets of $185,693 and total assets of $645,861.  Our total assets include $422,012 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised $591,500 in seed capital, which we have used to fund our organization and operation to date.  As of June 30, 2003, we had current liabilities of $851,927, which consists primarily of our accounts payable.  Since our inception on February 20, 2002 through June 30, 2003, we have an accumulated deficit of $779,586.  Total members’ equity as of June 30, 2003 was ($211,110).  Since inception, we have generated no revenue from operations, and cash flows provided by financing activities through June 30, 2003 consists primarily of member contributions.

We have obtained approximately $100,000 in interim bridge financing from our managers and others to help fund a portion of our estimated costs and expenditures on an interim basis prior to our receiving any proceeds from the Offering.  We are issuing promissory notes together with warrants to purchase Class A Units to each person who provided us the bridge financing.  The notes pay interest at a rate of prime plus four percent per annum.  We will not make any principal or interest payments on the notes until we complete the sale of the minimum offering amount, at which time the notes will become due and payable.  If we do not complete the sale of the minimum offering amount, the notes will become due and payable one year from the date of issuance.  The warrants give the holders the right to purchase one Class A Unit for each dollar of financing provided, at an exercise price of $1.00 per unit.  The warrants are exercisable at any time for a period of five years from the date of issuance.

As of June 30, 2003, our current liabilities substantially exceeded our current assets and our total liabilities exceeded our total assets.  In addition to the interim debt financing described above, we plan to defer certain accounts payable until after we have obtained sufficient proceeds from the Offering.  Our ability to continue as a going concern is dependent on the execution and success of these plans and a successful completion of the Offering.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are seeking to raise a minimum of $25,000,000 and a maximum of $45,000,000 in the Offering.  Depending on the results of the Offering, we believe that the project will cost a total of approximately $67,000,000 to $68,000,000, excluding certain site improvements from the City of Rochelle and DP Industrial.  We plan to finance the project with seed capital, proceeds from the Offering, federal, state and local grants, assistance with site improvements and debt financing.  Other than three grants totaling $125,000, we have no commitment for any other grants.  We do not have any commitments for the debt financing that we need.  Completion of the proposed ethanol plant depends on our ability to satisfy all conditions to breaking escrow and close on the entire Offering.

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

The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive any additional grant proceeds or our anticipated site improvements from the City of Rochelle and DP Industrial.  We intend to seek debt financing from lenders who have provided debt financing to other ethanol projects in the past or who have expressed an interest in providing debt financing to ethanol projects.  We plan to locate these lenders either by attending trade conferences for lenders relating to the ethanol industry or by contacting lenders who currently provide debt financing to the ethanol industry.  These lenders include farm credit system financial institutions with Title I and Title II authority under the Farm Credit Act, other state or federally chartered financial institutions, and insurance companies.

Item 3.           Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Floyd A. Schultz, and our Treasurer (the principal financial officer), Douglas G. Foss, have evaluated our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)                                 Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Changes in Securities.

(a)                                  None.

(b)                                 None.

(c)                                  We sold an aggregate of $101,500 of promissory notes to our managers, Messrs. Floyd A. Schultz, Gregory C. Marshall, Stanley R. Blunier, Bradley A. Riskedal and Dennis Denton, and one of our consultants, Agri-Source Consulting, which has had and continues to have significant involvement in our development and operations.  The notes bear interest at the rate of prime plus four percent per annum. The notes will become due and payable upon completion of the sale of the minimum offering amount in the Offering.  If we do not complete the sale of the minimum offering amount, the notes will become due and payable one year from the date of issuance.  These individuals and entities are also receiving warrants to purchase a total of 101,500 Class A Units.  The warrants give the holders the right to purchase one Class A Unit for each dollar of financing provided, at an exercise price of $1.00 per unit.  The warrants are being issued in connection with the bridge financing as additional consideration to compensate these persons for the risk that we may be unable to repay the notes if we do not complete the Offering.

These sales were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2), as transactions by an issuer not involving a public offering.  We conducted no general solicitation in connection with the offer or sale of the securities.  The investors represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof.  Each of our Managers is an accredited investor.  Agri-Source Consulting is a sophisticated investor and its majority equity holder and principal executive officer is an accredited investor.  Each investor represented to us that such investor had such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the securities.  Appropriate legends will be affixed to all instruments representing the securities indicating that they constitute restricted securities and may not be sold without registration under the Securities Act of 1933 or an exemption therefrom.  All investors either received adequate information about us or had adequate access, through their relationships with us, to the information.  The proceeds from the bridge financing are being used to fund current operations on an interim basis and will be repaid when we complete the sale of the minimum 25,000,000 units in the Offering.

(d)                                 The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-96977), as amended (the “Registration Statement”), effective on January 10, 2003.  We commenced our initial public offering of our Class A and Class B Units on January 10, 2003.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement that was originally declared effective, and ceased our selling efforts pending effectiveness of the subsequently amended Registration Statement.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on May 8, 2003, and we thereupon resumed our selling efforts.  We have not closed the Offering and are continuing to offer the units.  We have hired Northland Securities, Inc. to act as our Selling Agent to offer and sell the units on our behalf on a best efforts basis.  Northland Securities is an underwriter under the Securities Act.  Our officers and managers may also participate in the offer and sale of the units.  We do not pay our officers or managers any compensation for services related to the offer or sale of the units.

We registered a total of 45,000,000 Class A and Class B Units with an aggregate gross offering price of $45,000,000, or $1.00 per unit.  We intend to close the Offering on August 31, 2003, subject to one or more extensions to no later than December 31, 2003.  As of June 30, 2003, we have received subscriptions for approximately 2,346,000 units, or an aggregate of $2,346,000 of subscription payments.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.  If we raise the minimum amount offered, then 10% of each investor’s investment will be released to us to pay for project development costs and we will issue the investor units for 10% of the amount subscribed.  We will not break escrow and complete the sale of the remaining 90% of each investor’s subscription until we secure an executed commitment letter for $20,840,000 to $44,400,000 of debt financing (the $44,400,000 assumes that we only raise the minimum amount offered and do not receive any additional grant proceeds or site improvements from the City of Rochelle or DP Industrial).

From January 10, 2003 (the original effective date of the Registration Statement) to June 30, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters.  Other (and total) expenses incurred for this period for our account in connection with the issuance and distribution of the units were approximately $35,858.  None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From January 10, 2003 to June 30, 2003, we did not receive or use any net offering proceeds.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)          The following exhibits are included herein:

10.1	Assignment of Option Agreements with James D. Carmichael
10.2	Option Agreement with James D. Carmichael
10.3

Real Estate Exchange Agreement with DP Industrial, LLC (Incorporated herein by reference to Exhibit 10.11 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed on May 2, 2003 (SEC Registration No. 333-96977))

10.3a	First Amendment to Real Estate Exchange Agreement with DP Industrial, LLC
10.4

Amendment to Agency Agreement with Northland Securities, Inc. (Incorporated herein by reference to Exhibit 1.3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed on May 14, 2003 (SEC Registration No. 333-96977))

10.5

Notice of Amendment to Escrow Agreement (Incorporated herein by reference to Exhibit 4.4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed on May 14, 2003 (SEC Registration No. 333-96977))

10.6

Form of Subscription Agreement for Bridge Financing (Incorporated herein by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on March 31, 2003 (SEC Registration No. 333-96977))

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)         Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINOIS RIVER ENERGY, LLC

Date:	August 14, 2003	/s/ Floyd A. Schultz
Floyd A. Schultz
President (Principal Executive Officer)

Date:	August 14, 2003	/s/ Douglas G. Foss
Douglas G. Foss
Treasurer (Principal Financial and Accounting Officer)