Form 10QSB
period 2003-09-30
ILLINOIS RIVER ENERGY LLC
filed 2003-11-14
CIK 1170454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-96977

ILLINOIS RIVER ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Delaware	30-0044341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Seventh Street, Suite 110

Rochelle, IL  61068

(Address of principal executive offices)

(815) 561-0650
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes       ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2003, there were 1,313,000 Class A Units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes    ☒  No

i

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$101,311	$30,914
Prepaid insurance	14,939	3,208

Total Current Assets	$116,250	$34,122

PROPERTY AND EQUIPMENT
Office equipment	$27,249	$20,807
Accumulated depreciation	(5,336)	(1,570)

Net Property and Equipment	$21,913	$19,237

OTHER ASSETS
Deposits and deferred land costs	$20,000	$20,000
Deferred offering costs	609,638	218,078

Total Other Assets	$629,638	$238,078

TOTAL ASSETS	$767,801	$291,437

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$740,486	$317,618
Notes payable	174,749	0
Accrued interest	3,994	0
Current maturities of capital lease obligation	1,145	1,030

Total Current Liabilities	$920,374	$318,648

LONG-TERM DEBT, Less Current Maturities	4,742	5,616

MEMBERS’ EQUITY (DEFICIT)
Member contributions, net of costs related to capital contributions	$568,476	$562,976
Deficit accumulated during development stage	(725,791)	(595,803)

Total Members’ Equity (Deficit)	$(157,315)	$(32,827)

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$767,801	$291,437

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Year to Date September 30,		Date of Inception (February 20, 2002) to September 30, 2003
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting fees	$206,503	$0	$209,210	$150,000	$359,210
Legal fees	17,583	23,245	132,467	67,819	239,463
Accounting fees	20,660	29,333	60,097	37,533	113,978

Project coordinator	26,156	23,625	67,675	47,250	135,175
Construction contract	0	0	0	0	89,904
Site engineering	0	0	0	0	14,498

Office	37,332	18,353	65,392	22,703	98,878
Advertising and meetings	0	2,004	10,866	2,004	15,923
Insurance expense	6,913	3,708	14,389	3,708	19,881

Management expense	44,278	45,254	91,417	61,685	175,614
Miscellaneous	890	4,190	1,673	4,620	7,230
Depreciation	1,685	504	3,766	611	5,336

Site construction cost recovery	(11,450)	0	0	0	0
Travel and mileage	20,482	105	32,627	8,202	32,627
Total Operating Expenses	$371,032	$150,321	$689,579	$406,135	$1,307,717

OPERATING LOSS	$(371,032)	$(150,321)	$(689,579)	$(406,135)	$(1,307,717)

OTHER INCOME (EXPENSE)
Grant income	$0	$20,000	$105,000	$20,000	$125,000
Interest expense	(6,868)	0	(7,325)	0	(7,325)
Other income (expense), net (Note 2)	431,695	(1,161)	461,916	2,107	464,251
Total Other Income Expenses	$424,827	$18,839	$559,591	$22,107	$581,926

NET INCOME (LOSS)	$53,795	$(131,482)	$(129,988)	$(384,028)	$(725,791)

Weighted average units outstanding	1,313,000	1,313,000	1,313,000	1,230,261	1,281,709

Income (Loss) per unit	$0.04	$(0.10)	$(0.10)	$(0.31)	$(0.57)

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year to Date September 30,		Date of Inception (February 20, 2002) to September 30, 2003
	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(129,988)	$(384,028)	$(725,791)
Adjustments to reconcile deficit accumulated during development stage to net cash provided by operating activities:
Depreciation	3,766	611	5,336

(Increase) decrease in:
Prepaid insurance	(11,731)	(4,492)	(14,939)
Other current receivables	0	(20,045)	0

Increase (decrease) in:
Accrued interest	3,994	0	3,994
Accounts payable	159,160	31,759	476,778

Net Cash Provided (Used) by Operating Activities	$25,201	$(376,195)	$(254,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for equipment	$(6,442)	$(11,178)	$(20,142)
Deposits and deferred land costs	0	(20,000)	(20,000)

Net Cash Used By Investing Activities	$(6,442)	$(31,178)	$(40,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	$101,500	$0	$101,500
Repayments on notes payable	(22,995)	0	(22,995)
Capital lease obligation payments	(759)	0	(1,220)
Payments for the costs of raising capital	(31,608)	(23,024)	(272,710)
Receipt of member contributions	5,500	586,000	591,500

Net Cash Provided By Financing Activities	$51,638	$562,976	$396,075

NET INCREASE IN CASH AND CASH EQUIVALENTS	$70,397	$155,603	$101,311

CASH AND CASH EQUIVALENTS - beginning of period	30,914	0	0

CASH AND CASH EQUIVALENTS - end of period	$101,311	$155,603	$101,311

See Accompanying Notes

	Year to Date September 30,		Date of Inception to September 30, 2003
	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Office equipment financed with capital lease	$0	$0	$7,107
Member units subscribed	$0	$5,500	$0
Deferred offering costs in accounts payable	$263,708	$181,639	$263,708
Accounts payable related to deferred offering costs converted to notes payable	$96,244	$0	$96,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$3,331	$0	$3,506

See Accompanying Notes

ILLINOIS RIVER ENERGY, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2003 and 2002

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Illinois River Energy, LLC (a Delaware Limited Liability Company) to be located near Rochelle, Illinois, was organized to pool investors and to provide a corn supply initially for a 50 million gallon per year ethanol plant, with the intent to consider expanding capacity shortly after the start-up of the initial plant.  As of September 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and project feasibility activities.  Preliminary design preparation began in late 2002.

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

Financial Instruments

Financial instruments consisting of cash and equivalents and a capital lease obligation are carried at amounts that approximate fair value.  It is not currently practicable to estimate fair value of the notes payable discussed in Note 2.  Because these notes contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 2, there is no readily determinable similar instrument on which to base an estimate of fair value.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $129,988 and $384,028 for the year to date period ended September 30, 2003 and 2002, respectively.  As of September 30, 2003, current liabilities substantially exceed current assets and total liabilities exceed total assets. Management has developed a plan, which was adopted by the Board of Managers on March 21, 2003, to defer certain accounts payable until after offering proceeds have been raised and to obtain short term financing by issuing promissory notes with warrants to certain existing members.  As of September 30, 2003, the Company issued $101,500 in promissory notes to six of its members, of which five are also on the Board of Managers.  During the quarter ended September 30, 2003, the Company received approximately $400,000, net of applicable closing costs, in connection with the land exchange agreement referred to in Note 6.

The aforementioned notes bear interest at the prime rate plus 4% and contain a warrant to purchase one unit per $1 of principal lent to the Company at $1 per unit for five years from the date of issuance.  The warrants have an anti-dilutive impact on the earnings per share calculations and are therefore not included in the calculations.  The value of the warrants are insignificant to the financial statements.  The notes will be due upon completion of the sale of the minimum amount of units, 25,000,000, as described in Note 4 and securing a debt commitment, or if the Company is unable to close on the minimum amount of units, one year from the date of issuance.  Management believes this short-term bridge financing will be adequate to meet the Company’s current obligations as they continue to raise equity financing and seek a debt commitment.  The ability of the Company to continue as a going concern is dependent on the execution and success of this plan and a successful offering.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  NOTES PAYABLE

A summary of notes payable as of September 30, 2003 is as follows:

Notes payable to six members, as described in Note 2, unsecured	$101,500

Note payable to a vendor, monthly payments of $8,551, including interest at 12%, due July 31, 2004, unsecured	73,249
Total	$174,749

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

On January 10, 2003 the Company’s Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission (SEC) for up to 20,000,000 Class B units and up to 45,000,000 Class A units less the number of Class B units sold.  The Registration Statement was subsequently amended and declared effective May 8, 2003.  Both Class A and B units are available for sale at $1 per unit. Should the Company not raise the minimum of $25,000,000 through this offering by no later than December 31, 2003, the capital raised through the offering will be returned to the respective investors. Should the Company raise the minimum of $25,000,000 through the offering, but not yet obtain a commitment letter for debt financing from a lender, 10% of the subscription proceeds will be released to the Company to purchase the land and begin plant construction activities.  Thereafter, should the debt commitment not be obtained, the remaining subscription proceeds raised through the offering will be returned to the respective investors.  As of September 30, 2003, the Company has received subscriptions for 2,747,000 Class A units.  The proceeds from those sales, however, are held in escrow.  The Company has not received any subscriptions for Class B units.

5.  RELATED PARTY TRANSACTIONS

At September 30, 2003, the Company included in accounts payable $155,255 owed for administrative per diem expenses, to the members of the board of managers, who are also investors in the Company. For the nine month period ended September 30, 2003, the Company had incurred $67,675 of project coordinator fees, which were paid to an investor of the Company.

6.  COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with a member to perform consulting services for $6,750 a month, which expired on February 28, 2003.  The agreement was renewed until August 31, 2003 for $7,250 a month.  The Company and the member verbally extended the agreement to December 31, 2003.  The member acts as the project coordinator and is responsible for the coordination of the completion of the proposed ethanol plant.

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

The Company entered into an agency agreement and financial services agreement with a financial institution to act as selling agent to offer and sell the units and to help the Company place the debt financing, which includes assisting and advising the Company in developing and implementing a financing strategy and evaluating financing options. On March 25, 2003, management entered into a termination agreement with the financial institution and entered into new agreements on similar terms with another party.  These agreements provide for fees based on the total project capitalization and equity investment.  A fee of 1.50% of the total equity financing of the project is due upon the release of offering proceeds from escrow and a fee of 1.75% of the total project capitalization is due at the financial close.  An additional .25% of the total project capitalization is due upon successful commissioning of the plant and production of ethanol meeting defined specifications and guarantees and is payable in nine monthly installments.  Total project capitalization is estimated at $68 million, excluding certain site improvements which the Company expects to be provided by the City of Rochelle and DP Industrial, LLC.  Under these agreements, the Company is eligible for reimbursement of certain expenditures resulting from the change in selling agent.

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

In April 2003, the Company had entered into a land exchange agreement with DP Industrial, LLC, an unrelated third party.  Under this agreement the Company would exchange the 86 acres it had under option agreements for approximately 81 acres of land that DP Industrial, LLC party had under option agreements.

The Company received $30,000 upon delivery of this agreement, which has been recorded as other income to cover a portion of the site costs incurred thus far.  The Company considers this 81-acre parcel of land as a viable site for its ethanol plant.

In July 2003, the Company entered into an agreement with an unrelated individual assigning the options it had to purchase the 86 acres to this individual who then purchased the 86 acres of land.  Upon purchasing the 86 acres of land, this individual exchanged the 86 acres for the 81 acres, thereby executing the land exchange agreement entered into by the Company.  The Company has entered into an option agreement with this individual allowing the Company to purchase the 81 acre site for approximately $1,964,000.  The Company paid $20,000 for this option, which expires on July 28, 2004.  In return for executing the exchange, the Company received $630,000 to cover costs relating to the diligence and site infrastructure and development.  The Company received net proceeds of approximately $400,000 after closing costs which included $151,000 paid to this individual.  The Company has recognized the net proceeds in other income as it has fulfilled all of its obligations for these funds.  In addition, if the Company exercises the land option, the Company will pay the individual 5% interest on the individual's net purchase costs to acquire the land of $1,317,000.

In conjunction with the execution of the land exchange agreement, the City of Rochelle annexed the 81-acre site.  The City of Rochelle and DP Industrial, LLC, along with some assistance from the Company, will pay for the rail, water and sewer extensions, and road improvements to the site.

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

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-96977), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which originally became effective on January 10, 2003, for an initial public offering of an aggregate minimum of 25,000,000 and an aggregate maximum of 45,000,000 Class A and Class B Units (the “Offering”).  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on May 8, 2003.

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

Size of Ethanol Plant

We intend to build a 50,000,000 gallon per year ethanol plant near Rochelle, Illinois.  We intend to build an ethanol plant with a higher building height to accommodate an additional level in the main pipe rack for expansion purposes.  If we raise the maximum amount offered, we intend to consider expanding the ethanol plant shortly after plant start-up.  This is in part to maximize the payments potentially available to us under the Commodity Credit Corporation (“CCC”) Bioenergy Program.  As described below, expanding production over several fiscal years of this program could generate additional payments to us under the program.  While we intend to consider pursuing this expansion strategy if we raise the maximum amount offered in the Offering, we currently have no agreements for the expansion of the ethanol plant.

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

One reason we are planning to build a 50,000,000 gallon per year ethanol plant and considering expanding its production capacity following plant start-up, rather than initially constructing an expanded size plant, is to take full advantage of the payments available under the CCC Bioenergy Program.  The CCC Bioenergy Program makes payments of up to $7,500,000 per year through fiscal year 2006 (September 30, 2006) to eligible ethanol producers for increases in their production of ethanol over their prior year’s production.  New production is eligible and is considered increased production.  The maximum annual funding authorized under the program is $150,000,000. However, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation). For fiscal year 2003, the program received funding of $115,500,000. Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any one fiscal year would otherwise exceed the annual available funding. No producer may receive more than 5% of the available funding for the program in any fiscal year. According to the United States Department of Agriculture’s Farm Service Agency, applications for payments for the first three quarters of fiscal year 2003 have already exceeded the program’s available funding for the entire fiscal year.

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

Based on the program’s formula for calculating payments and assuming the price of corn was $2.26 per bushel, we estimate that we would reach the $7,500,000 maximum per fiscal year cap (assuming the program is fully funded and not subject to pro rata reduction) with approximately 21,000,000 gallons of increased production.  We arrived at this number by dividing 21,000,000 gallons by 2.5 to determine the number of bushels of corn used to generate the increased production.  We then divided the number of bushels of corn (8,400,000 bushels) by 2.5 to arrive at the qualified number of bushels subject to reimbursement.  This means that a ramp-up of production that straddles over several of the program’s fiscal years could result in higher aggregate payments under the program as compared to having all increased production occurring within a single fiscal year.

In addition, there is a Federal Small Producer Credit that provides a 10¢ per gallon tax credit for the first 15,000,000 gallons of ethanol produced annually.  Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can deduct the credit from their federal income tax annually. The credit is considered taxable income and taxes must be paid on the amount credited. The tax credit is currently available only to producers with an annual capacity of 30,000,000 gallons or less and is scheduled to expire on December 31, 2007. Therefore, under current legislation, our proposed ethanol plant would not be eligible for the tax credit. Legislation has been introduced which would extend benefits to ethanol plants with up to 60,000,000 gallons of annual capacity. However, we cannot assure you that the legislation will ever be enacted into law.

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

We expect to build the ethanol plant on an approximately 81 acre site near Rochelle, Illinois.  A Phase I Environmental Site Assessment of the site has been completed and revealed no evidence of recognized environmental conditions.  The Phase I Environmental Site Assessment examined evidence of certain environmental concerns relating to the site. However, it does not purport to reveal all possible environmental issues and we may later encounter other environmental deficiencies that could increase the cost of the project.

We had executed options with unrelated private landowners to purchase an approximately 86 acre site located approximately half a mile north of the 81 acre site for approximately $1,468,000.  Because the options were expiring on July 4, 2003, we assigned the options to Mr. James D. Carmichael, an unrelated third party, who then exercised the options and purchased the site.  We had also entered into an agreement with DP Industrial, LLC, an unrelated third party, under which we would exchange the 86 acre site for the 81 acre site.  After purchasing the 86 acre site, Mr. Carmichael exchanged the site for the 81 acre site.  We paid fees of approximately $151,000 to Mr. Carmichael in part to reflect the reduction in acreage.  We have entered into an option agreement with Mr.

Carmichael giving us the right to purchase the 81 acre site for approximately $1,964,000, together with interest on the net amount paid by Mr. Carmichael to acquire the 86 acre site, approximately $1,317,000, at a rate of 5% per annum.  The fee of $20,000 for the option was satisfied by a credit of the fees we originally paid for the options on the 86 acre site.  The option expires on July 28, 2004.

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

Upon executing the exchange agreement, we received a non-refundable $30,000 payment from DP Industrial to cover a portion of our costs relating to site infrastructure and development.  When the exchange was completed, DP Industrial paid us $630,000 pursuant to the exchange agreement, less the approximately $151,000 in fees paid to Mr. Carmichael.  In addition, DP Industrial will, among other things, pay the first $75,000 of the incremental cost to build a 125 foot exhaust stack rather than a 73 foot exhaust stack on the ethanol plant, and 50% of all incremental costs over $75,000, up to an aggregate maximum payment of $150,000.

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

Net Offering Proceeds

Gross proceeds from the Offering will be $25,000,000 if the minimum number of units offered is sold, and $45,000,000 if the maximum is sold.  We estimated that offering expenses will be approximately $350,000.  Due to the delay in the completion of the Offering, we have incurred and expect to incur additional offering-related expenses.  We believe that these additional expenses will not materially increase the total project cost.  We anticipate paying our selling agent, Northland Securities, Inc., a placement fee equal to 3.25% of the equity raised in the Offering.  1.5% of the fee is due on the date or dates that offering proceeds are released from escrow and are available for our immediate use and the remaining 1.75% is due at the time of financial close.  By financial close, we mean when we close on all project financing, including our debt financing.  We have also agreed to pay the selling agent an additional fee of .25% of the equity raised in the Offering.  This additional fee is due and payable in nine monthly installments after ethanol production at the ethanol plant meets design specifications on a daily basis and all production meets the guarantees provided by engineers and contractors.  We have also agreed to pay a finder, Producer’s Alliance, a fee equal to 4% of the offering price per unit for all units sold in the Offering to members of the finder who were in good standing and listed on its membership roster as of June 1, 2002.  Because the number of units that we will sell to these members is not yet determinable, we have estimated the aggregate finder’s fee at $320,000 if the minimum is sold and $400,000 if the maximum is sold.  The finder may elect to receive Class A Units in lieu of its finder’s fee at a price of $1.00 per unit.  These units will not count towards our meeting the minimum number of units offered, but are included as part of the maximum number of units offered in the Offering.  We have also agreed to pay the finder an annual fee of .80% of the offering price per unit sold to these members, up to a maximum of $50,000 per year, for five years after the financial closing date.  By financial closing date, we mean the date upon which we secure an executed commitment letter for our debt financing, which along with proceeds from the sale of units, will be sufficient to finance the project.

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

(2)                Reflects estimated finder’s fee of $320,000 if the minimum is sold and $400,000 if the maximum is sold in the Offering.

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

Cost of site (1)	$1,490,000
Site work	420,000
Permits	95,000
Project coordinator	60,000
Offering expenses	238,000
Preliminary engineering	280,000
Working capital	84,000

Total	$2,667,000

(1)          Reflects site acquisition cost of approximately $2,170,000, less the $660,000 of payments from DP Industrial pursuant to the exchange agreement and the $20,000 option fee previously paid.

We plan to spend a net amount of approximately $1,490,000 to acquire the 81 acre site.  We expect that we will spend approximately $795,000 on site work, permitting and preliminary engineering costs.  We also plan to pay approximately $238,000 of costs related to the Offering, including, among other things, legal, accounting and printing fees.  We expect that our consulting costs and working capital needs will total approximately $144,000.  If we do not have sufficient cash on hand or if we decide to acquire a site and begin certain site work prior to our closing on all or a portion of the Offering, it will be necessary for us to borrow other funds or defer payment of certain expenses.  We currently have no commitments for any additional interim financing.

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

We believe we may be eligible for federal, state, and local grants to help fund our project. We have engaged a professional grant writer to assist us with preparing grant applications and proposals.  We received $20,000 in grant proceeds from the Illinois Corn Marketing Board in November 2002.  We also received $40,000 in grant proceeds from the Illinois AgriFirst Program in February 2003 and an additional $40,000 in grant proceeds in July 2003.  In addition, in April 2003, we received $20,000 in grant proceeds from the Illinois Department of Commerce and Community Affairs to assist with site engineering drawings and an additional $5,000 in July 2003.  We have no binding commitment for any other grants.  We cannot assure you that we will receive any additional grants.  If we do not receive additional grant proceeds, we will need to secure additional debt financing to cover any shortfall.  We cannot assure you that we will be able to obtain any additional debt financing on reasonable terms, or at all.

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

We have obtained approximately $100,000 in interim bridge financing from our managers and others to bridge the timing differences between our receipt of estimated sources of funds and our expenditure of estimated uses of funds.  Obtaining the bridge financing does not represent an additional source of funds for the project because it will be repaid from the net proceeds of the Offering when we complete the sale of the minimum offering amount.  Similarly, the use of the bridge financing does not increase the total estimated uses of funds because the expenses we plan to pay with the bridge financing are already included in the estimated uses of funds shown on the schedule below.  Because the use of bridge financing does not increase the total estimated uses of funds for the project and will ultimately be funded by proceeds from the Offering, the receipt and repayment of the bridge financing are not specifically shown on the schedule below.

Sources of Funds:

	Minimum	Maximum
Equity(1)	$25,000,000	$45,000,000
Seed Capital(2)	563,000	563,000
Debt financing	41,500,000	20,840,000
Illinois Corn Marketing Board Grant	20,000	20,000
Expected Grants	1,000,000	1,000,000

Total sources of funds	$68,083,000	$67,423,000

Uses of Funds:

	Minimum	Maximum
Plant Construction(3)	$53,500,000	$53,500,000
Construction Contingency	1,308,000	1,308,000
Site Acquisition(4)	1,510,000	1,510,000
Site Infrastructure and Development(5)	1,550,000	1,550,000
Insurance Costs	109,000	109,000
Organizational Costs	92,000	92,000
Permits	100,000	100,000
Consulting Fees(6)	2,219,000	2,197,000
Offering Expenses	350,000	350,000
Selling Agent’s Fee(7)	812,500	1,462,500
Finder’s Fee(8)	320,000	400,000
Capitalized Interest(9)	900,000	0
Sales Taxes	150,000	150,000
Financing Costs:
Consulting and Debt Placement Fee(10)	754,000	393,000
Legal Fees	185,000	185,000
Commitment Fees	207,000	104,000
Miscellaneous Expenses	65,000	65,000
Start Up Costs:
Preproduction Period Costs(11)	535,000	535,000
Inventory—Corn	795,000	795,000
Inventory—Chemicals, Yeast, Denaturant	865,000	865,000
Inventory—Ethanol	1,000,000	1,000,000
Inventory—Distillers Grains	250,000	250,000
Spare Parts	250,000	250,000
Other Working Capital	256,500	252,500

Total Uses of Funds	$68,083,000	$67,423,000

(1)           Assumes we complete the sale of an aggregate minimum of 25,000,000 units and an aggregate maximum of 45,000,000 units in the Offering.

(2)           Represents $586,000 of seed capital previously raised (excludes subscription receivable of approximately $5,000, which has now been received) less the cost of raising capital of approximately $23,000.

(3)           Does not include the construction of a 125 foot exhaust stack rather than a 73 foot exhaust stack at an anticipated maximum incremental cost of $219,000, of which our cost net of DP Industrial’s reimbursement will be up to $72,000.

(4)           Reflects site acquisition cost of approximately $2,170,000, less the $660,000 of payments from DP Industrial pursuant to the exchange agreement.

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

(11)     Includes accrued per diem fees payable to our managers as of September 30, 2003 of $155,255, plus estimated additional per diem fees from October 1, 2003 to start-up of the ethanol plant of approximately $46,000.

We estimated that our expenses relating to the Offering will total approximately $350,000.  Due to the delay in the completion of the Offering, we have incurred and expect to incur additional offering-related expenses.  We believe that these additional expenses will not materially increase the total project cost.  We estimate that our financing cost for our debt financing will total approximately $1,211,000 if the minimum number of units offered is sold, and approximately $747,000 if the maximum is sold.  Financing costs includes lender commitment fees and consulting and debt placement fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees.  Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest will total approximately $900,000 if the minimum number of units offered is sold.  We expect that we will not have any capitalized interest if we raise the maximum amount offered because our interest earnings on the proceeds from the Offering should offset our interest expenses.  We estimate that we will spend approximately $109,000 on managers and officers’ insurance, builder’s risk insurance, general commercial liability, workers’ compensation and property insurance for our business.  Because our consulting fees are based upon our total project cost, we expect that our consulting fees will total approximately $2,219,000 if we raise the minimum amount offered and $2,197,000 if we raise the maximum amount offered.  We also expect to spend approximately $100,000 to procure necessary permits.  We have spent approximately $92,000 to organize our limited liability company, including legal, accounting and related expenses.

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

Employees

Upon completion of the ethanol plant, we expect to have approximately 28 employees, including 22 in ethanol production operations, and six in general management and administration.  We will not maintain an internal sales organization.  We anticipate that we will need the following personnel to operate the ethanol plant and manage our business:

Position	# of Employees
General Manager	1
Controller	1
Production Manager	1
Lab Manager	1
First Line Supervisors (Shift Supervisors)	4
Stationary Engineers	4
Plant and System Operators	4
Tank Car and Truck Loaders	2
First Line Supervisors (Maintenance Supervisors)	1
Maintenance Repairer	4
Precision Instrument Repairer	1
Electrician	1
Lab Technician	1
Office Staff	2

Total	28

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $101,311, current assets of $116,250 and total assets of $767,801.  Our total assets include $609,638 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised $591,500 in seed capital, which we have used to fund our organization and operation to date.  We have also received net payments of approximately $400,000 from DP Industrial pursuant to the exchange agreement.  As of September 30, 2003, we had current liabilities of $920,374, which consists primarily of our accounts payable.  Since our inception on February 20, 2002 through September 30, 2003, we have an accumulated deficit of $725,791.  Total members’ equity as of September 30, 2003 was ($157,315).  Since inception, we have generated no revenue from operations.

We have obtained approximately $100,000 in interim bridge financing from our managers and others to help fund a portion of our estimated costs and expenditures on an interim basis prior to our receiving any proceeds from the Offering.  We are issuing promissory notes together with warrants to purchase Class A Units to each person who provided us the bridge financing.  The notes pay interest at a rate of prime plus four percent per annum.  We will not make any principal or interest payments on the notes until we complete the sale of the minimum amount offered in the Offering, at which time the notes will become due and payable.  If we do not complete the sale of the minimum amount offered, the notes will become due and payable one year from the date of issuance.  The warrants give the holders the right to purchase one Class A Unit for each dollar of financing provided, at an exercise price of $1.00 per unit.  The warrants are exercisable at any time for a period of five years from the date of issuance.

As of September 30, 2003, our current liabilities substantially exceeded our current assets and our total liabilities exceeded our total assets.  In addition to the interim debt financing described above, we plan to defer certain accounts payable until after we have obtained sufficient proceeds from the Offering.  Our ability to continue as a going concern is dependent on the execution and success of these plans and a successful completion of the Offering.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are seeking to raise a minimum of $25,000,000 and a maximum of $45,000,000 in the Offering.  Depending on the results of the Offering, we believe that the project will cost a total of approximately $67,000,000 to $68,000,000, excluding certain site improvements from the City of Rochelle and DP Industrial.  We plan to finance the project with seed capital, proceeds from the Offering, federal, state and local grants, assistance with site improvements and debt financing.  Other than three grants totaling $125,000, we have no commitment for any other grants.  We do not have any commitment for the debt financing that we need.  Completion of the proposed ethanol plant depends, in part, on our ability to close on our debt financing and satisfy all other conditions to breaking escrow and close on at least the minimum amount offered in the Offering.

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations.  We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories.  In addition to repaying the principal, we plan to pay interest at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender.  We intend to capitalize all of our interest until we commence operations, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol.  We expect that our debt financing will consist of a construction loan with a term of 13 months, which will then convert to a permanent loan when we begin operations.  We expect to repay the permanent loan through fixed quarterly payments of principal and interest beginning after we commence operations.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

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

Item 3.  Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Floyd A. Schultz, and our Treasurer (the principal financial officer), Douglas G. Foss, have evaluated our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods.  Based upon that review, they have concluded that these controls and procedures are effective.

(b)                                 Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

(a)                                  None.

(b)                                 None.

(c)                                  None.

(d)                                 The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-96977), as amended (the “Registration Statement”), effective on January 10, 2003.  We commenced our initial public offering of our Class A and Class B Units on January 10, 2003.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective, and ceased our selling efforts pending effectiveness of the subsequently amended Registration Statement.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on May 8, 2003, and we thereupon resumed our selling efforts.  We have not closed the Offering and are continuing to offer the units.  We have hired Northland Securities, Inc. to act as our Selling Agent to offer and sell the units on our behalf on a best efforts basis.  Northland Securities is an underwriter under the Securities Act.  Our officers and managers may also participate in the offer and sale of the units.  We do not pay our officers or managers any compensation for services related to the offer or sale of the units.

We registered a total of 45,000,000 Class A and Class B Units with an aggregate gross offering price of $45,000,000, or $1.00 per unit.  We intend to close the Offering on December 31, 2003.  As of September 30, 2003, we have received subscriptions for approximately 2,747,000 units, or an aggregate of $2,747,000 of subscription payments.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.  If we raise the minimum amount offered, then 10% of each investor’s investment will be released to us to pay for project development costs and we will issue the investor units for 10% of the amount subscribed.  We will not break escrow and complete the sale of the remaining 90% of each investor’s subscription until we secure an executed commitment letter for $20,840,000 to $44,400,000 of debt financing (the $44,400,000 assumes that we only raise the minimum amount offered and do not receive any additional grant proceeds or site improvements from the City of Rochelle or DP Industrial).

From January 10, 2003 (the original effective date of the Registration Statement) to September 30, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters.  Other (and total) expenses incurred from January 10, 2003 to September 30, 2003 for our account in connection with the issuance and distribution of the units are estimated at $391,560.  None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From January 10, 2003 to September 30, 2003, we did not receive or use any net offering proceeds.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                  The following exhibits are included herein:

10.1

Assignment of Option Agreements with James D. Carmichael (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 filed on August 14, 2003)

10.2	Option Agreement with James D. Carmichael, as amended

10.3

First Amendment to Real Estate Exchange Agreement with DP Industrial, LLC (Incorporated herein by reference to Exhibit 10.3a to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 filed on August 14, 2003)

10.4	Annexation Agreement between the City of Rochelle and DP Industrial, LLC

10.5	Rider to DP Industrial Annexation Agreement

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

(b)                 Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINOIS RIVER ENERGY, LLC

Date:	November 14, 2003	/s/ Floyd A. Schultz
Floyd A. Schultz
President (Principal Executive Officer)

Date:	November 14, 2003	/s/ Douglas G. Foss
Douglas G. Foss
Treasurer (Principal Financial and Accounting Officer)